Form 10KSB
period 2004-12-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2005-04-15
CIK 1311369

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from  _____ to _____

Commission File Number: 000-51081

Learning Quest Technologies, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0485183 (IRS Employer Identification No.)

875 East 400 South, Springville, UT 84663

(Address of principal executive offices)

801-358-8591

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, .001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s common stock is not listed on any exchange or market. There was not an active market and no trading volume during fiscal 2004 and there has been no trading volume in 2005, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 16, 2005 is deemed to be $-0-.

As of December 31, 2004 there were 17,000,000 shares issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

FORM 10-KSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		5 6 6 6 6 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 7 8 8 8 9
	Signatures	10

(Inapplicable items have been omitted)

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Learning Quest’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

We were formed as a Nevada corporation on January 11, 2001, originally under the name of Learning Quest Technologies, Inc. We were in the business of developing, licensing and marketing educational products and services. Our business model centered on the development and distribution of high quality, educational tools and solutions for creating, authoring, publishing, presenting and selling education and training materials and content via the Internet. We commenced limited operations but were unsuccessful in fully implementing our business plan. We have ceased operations and have focused our efforts on seeking a business opportunity. We are now considered a “blank check” company.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Item 2.  Description of Property.

We do not currently own any property.  We utilize office space in the residence of Ransford Sorensen at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Learning Quest or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Learning Quest or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no public market for our common stock.

As of December 31, 2004, there were approximately 42 shareholders of record holding 17,000,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

During the year ended December 1, 2005, the Company issued 10,000,000 shares of its common stock to Fred Hall in exchange for $10,000. The shares were issued without registration in a private transaction pursuant to the exemption provided Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering and no commissions were paid on the transaction.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2004 and 2003

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2004 and 2003. Expenses during the year ended December 31, 2004 were $6,890 compared to expenses of $3,167 in 2003.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.  Increased expense in 2004 is attributed to our Form 10-SB registration statement filing with the Securities and Exchange Commission.

As a result of the foregoing factors, we realized a net loss of $6,890 for the year ended December 31, 2004, compared to a net loss of $3,167 for the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, we had $3,406 in available cash on hand and $2,674 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $6,500.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to our Form 10-SB filed in December 2004.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 11.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Position

Director or Officer Since

Ransford Sorensen

40

Sole officer and Director

January 6, 2003

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Ransford Sorensen: Mr. Sorensen has worked for Brigham Young University for the past 2 years as a facilities manager. From 1989 until 2002, Mr. Sorensen was employed by Longview Fiber. Mr. Sorensen has not been a board member or an officer of any other public company and he has no prior experience with any “blank check” companies.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our company.  Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the number and percentage of the 17,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of

Name and Address of

Amount and Nature of

Percentage of Class

Class

Beneficial Owner

Beneficial Ownership

Common

Fred Hall                                  10,000,000

58.82%

1065 W. 1150 S.

Provo, UT 84601

Common

Ransford Sorensen (1)

4,950,000

29.12%

875 E. 400 S.

Springville, UT 84663

Total Officers and Directors

As a Group (1 Person)

4,950,000

29.12%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

The Securities and Exchange Commission takes the position that any securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933.  Therefore, shares held by individuals in the capacity of management, affiliates, control persons and promoters must register such shares with the Commission before resale.  As of the date of this report, the shares held by Mr. Ransford Sorensen and Mr. Fred Hall must be registered before being resold.

(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Ransford Sorensen to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.1 to its Form 10-SB filed in December 2004.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #

Description

Location

Exhibit 3(i)

Articles of Incorporation

*

Exhibit 3(ii)

Bylaws

*

Exhibit 14

Code of Ethics

*

Exhibit 31

Certification of the Principal Executive Officer and

Attached

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of the Principal Executive Officer and

Attached

Principal Financial Officer pursuant to U.S.C. Section 1350

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to 10SB12G filed December 17, 2004

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Learning Quest Investments’ annual financial statement and review of financial statements included in Learning Quest Investments’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,500 for fiscal year ended 2004 and $2,500 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Learning Quest Investment Corporation

Date: April 15, 2005

/s/ Ransford Sorensen

Ransford Sorensen

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

/s/ Ransford Sorensen

Ransford Sorensen

Director

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

INDEX

Page

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Stockholders’ Equity (Deficit)

16

Statements of Cash Flows

17

Notes to Financial Statements

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Learning Quest Technologies, Inc.

We have audited the accompanying balance sheets of Learning Quest Technologies, Inc. (a development stage company), as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and cumulative amounts.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Quest Technologies, Inc. (a development stage company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and cumulative amounts, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.

Logan, Utah

March 22, 2005

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2004 and 2003

ASSETS
	2004	2003
Current assets:
Cash	$3,406	584

Total current assets	$3,406	584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,674	2,962

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 7,000,000 shares issued
and outstanding, respectively	17,000	7,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(67,268)	(60,378)

Total stockholders' equity (deficit)	732	(2,378)

Total liabilities and stockholders' equity (deficit)	$3,406	584

See accompanying notes to financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

			Cumulative
	2004	2003	Amounts

Sales, net	$-	-	-

General and administrative costs	6,890	3,167	10,057

Net loss before income taxes	(6,890)	(3,167)	(10,057)

Provision for income taxes	-	-	-

Loss from continuing operations	(6,890)	(3,167)	(10,057)

Loss from discontinued operations,
net of taxes of $0	-	-	(57,211)

Net loss	$(6,890)	(3,167)	(67,268)

Loss per common share - basic and diluted
Loss from continuing operations	$-	-
Loss from discontinued operations	-	-

Total loss per share	$-	-

Weighted average common shares -
basic and diluted	8,808,000	7,000,000

See accompanying notes to financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
January 11, 2001 ( Date of Inception) to December 31, 2004

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 11, 2001 (date of inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash	-	-	7,000,000	7,000	51,000	-	58,000

Net loss	-	-	-	-	-	(50,569)	(50,569)

Balance at December 31, 2001	-	-	7,000,000	7,000	51,000	(50,569)	7,431

Net loss	-	-	-	-	-	(6,642)	(6,642)

Balance at December 31, 2002	-	-	7,000,000	7,000	51,000	(57,211)	789

Net loss	-	-	-	-	-	(3,167)	(3,167)

Balance at December 31, 2003	-	-	7,000,000	7,000	51,000	(60,378)	(2,378)

Issuance of common stock for cash	-	-	10,000,000	10,000	-	-	10,000

Net loss	-	-	-	-	-	(6,890)	(6,890)

Balance at December 31, 2004	-	$-	17,000,000	$17,000	$51,000	$(67,268)	$732

See accompanying notes to financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

			Cumulative
	2004	2003	Amounts
Cash flows from operating activities:
Net loss	$(6,890)	(3,167)	(67,268)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	(288)	2,962	2,674

Net cash used in operating activities	(7,178)	(205)	(64,594)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	10,000	-	68,000
Proceeds from notes payable	-	-	(29,750)
Payments on notes payable	-	-	29,750

Net cash provided by financing activities	10,000	-	68,000

Net increase (decrease) in cash	2,822	(205)	3,406

Cash, beginning of period	584	789	-

Cash, end of period	$3,406	584	3,406

See accompanying notes to financial statements

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Learning Quest Technologies, Inc. (the Company) was organized under the laws of the State of Nevada on January 11, 2001 (date of inception).  The Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company does not have any stock options or warrants outstanding at December 31, 2004 and 2003.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 2 - Going Concern

As of December 31, 2004, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved.  There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,		Cumulative Amounts
	2004	2003

Income tax benefit at statutory rate	$1,000	-	10,000
Change in valuation allowance	(1,000)	-	(10,000)

	$-	-	-

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 3 - Income Taxes (continued)

Deferred tax assets are as follows:

	2004	2003

Net operating loss carryforwards	$10,000	9,000
Valuation allowance	(10,000)	(9,000)

	$-	-

The Company’s net operating loss carryforwards of approximately $67,000 will begin to expire in the year 2021 The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2004	2003	Cumulative Amounts

Interest	$-	-	590

Income taxes	$-	-	-

Note 5 – Discontinued Operations

During the year ended December 31, 2002, the Company discontinued its operations related to the development and sale of educational software. The results of these activities have been included in the loss from discontinued operations in the accompanying statements of operations.

Note 6 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2004 and 2003.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 7 – Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards.  The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123.  Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements.  The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.