Form 10QSB
period 2005-03-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2005-05-16
CIK 1311369

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934          For  the  quarterly  period  ended  March  31,  2005

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT         For  the  transition  period  from  _____________  to  ______________

Commission File Number: 000-51081

Learning Quest Technologies, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0485183 (IRS Employer Identification No.)

875 East 400 South, Springville, UT 84663

(Address of principal executive offices)

801-358-8591

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing requirements for the past 90 days.  Yes  [ X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant  filed  all documents and reports required to be filed  by  Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities  under  plan  confirmed  by  a  court.  Yes  ____  No___

APPLICABLE ONLY TO CORPORATE ISSUERS

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  March  31,  2005  was  17,000,000  shares  of  $0.001 par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – March 31, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the Three Ended March 31, 2005 and 2004, and for the Cumulative period Through March 31, 2005

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and for the Cumulative period Through March 31, 2005

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2005	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$440	3,406

Total current assets	$440	3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,741	2,674

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 17,000,000 shares issued
and outstanding, respectively	17,000	17,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(71,301)	(67,268)

Total stockholders' equity (deficit)	(3,301)	732

Total liabilities and stockholders' equity (deficit)	$440	3,406

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2005	2004	Amounts

Sales, net	$-	-	-

General and administrative costs	4,033	564	14,090

Net loss before income taxes	(4,033)	(564)	(14,090)

Provision for income taxes	-	-	-

Loss from continuing operations	(4,033)	(564)	(14,090)

Loss from discontinued operations, net
of taxes of $0	-	-	(57,211)

Net loss	$(4,033)	(564)	(71,301)

Loss per common share - basic and diluted
Loss from continuing operations	$-	-
Loss from discontinued operations	-	-

Total loss per share	$-	-

Weighted average common shares -
basic and diluted	17,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004

			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(4,033)	(564)	(71,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	1,067	534	3,741

Net cash used in operating activities	(2,966)	(30)	(67,560)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	68,000
Proceeds from notes payable	-	-	29,750
Payments on notes payable	-	-	(29,750)

Net cash provided by financing activities	-	-	68,000

Net increase (decrease) in cash	(2,966)	(30)	440

Cash, beginning of period	3,406	584	-

Cash, end of period	$440	554	440

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March  31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.   Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

When  used  in  this  report,  the  words "may," "will," "expect," "anticipate," "continue,"  "estimate,"  "project,"  "intend,"  and  similar  expressions  are intended  to  identify  forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of  1934  regarding events, conditions, and financial trends that may affect the Company's  future plans of operations, business strategy, operating results, and financial  position.  Persons  reviewing  this  report  are  cautioned  that any forward-looking  statements  are  not  guarantees  of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the "Item 2.  Management's Discussion and  Analysis  of  Financial  Condition or Plan of Operations," and also include general  economic  factors and conditions that may directly or indirectly impact the  Company's  financial  condition  or  results  of  operations.

History

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

Plan of Operation

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

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

The Company generated no revenue during the three-month periods ended March 31, 2005 and 2004.

General and administrative expenses for the three months ended March 31, 2005 were $4,033 compared to general and administrative expenses of $564 during the three-month period ended March 31, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $4,033 for the three-month period ended March 31, 2005 and a net loss of $564 for the comparable period in 2004.

Cumulative net loss from organization on January 11, 2001 through March 31, 2005 was $71,301.

Liquidity and Capital Resources

At March 31, 2005, the Company’s total assets consisted of $440 in cash.  There were $3,741 in liabilities consisting of accounts payable at March 31, 2005.  At December 31, 2004, the Company had total assets consisting of $3,406 in cash and liabilities consisting of $2,674 in accounts payable.

The Company has no material commitments for the next twelve months. Currently the Company has a capital deficit and its current liquidity needs cannot be met with the cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements to meet its liquidity needs for the next twelve months.  However, there are no agreements or understandings to this effect.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  Changes in Securities

During the past three years, the Company has sold securities that were not registered as follows:

During the year ended December 31, 2005, the Company issued 10,000,000 shares of its common stock to Fred Hall in exchange for $10,000. The shares were issued without registration in a private transaction pursuant to the exemption provided Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering and no commissions were paid on the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEARNING QUEST TECHNOLOGIES, INC.

Date: May 13 , 2005

By: /s/ Ransford Sorensen

      Ransford Sorensen

      Chief Executive Officer and

      Chief Financial Officer