Form 10QSB
period 2005-06-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2005-08-12
CIK 1311369

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934          For  the  quarterly  period  ended  June 30,  2005

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

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004, and for the Cumulative period Through June 30, 2005

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and for the Cumulative period Through June 30, 2005

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-10 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2005	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$405	3,406

Total current assets	$405	3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$5,133	2,674

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 17,000,000 shares issued
and outstanding, respectively	17,000	17,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(72,728)	(67,268)

Total stockholders' equity (deficit)	(4,728)	732

Total liabilities and stockholders' equity (deficit)	$405	3,406

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2005	2004	2005	2004	Amounts

Sales, net	$-	-	-	-	-

General and administrative costs	1,427	71	5,460	635	15,517

Net loss before income taxes	(1,427)	(71)	(5,460)	(635)	(15,517)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(1,427)	(71)	(5,460)	(635)	(15,517)

Loss from discontinued operations, net
of taxes of $0	-	-	-	-	(57,211)

Net loss	$(1,427)	(71)	(5,460)	(635)	(72,728)

Loss per common share - basic and diluted
Loss from continuing operations	$-	-	-	-
Loss from discontinued operations	-	-	-	-

Total loss per share	$-	-	-	-

Weighted average common shares -
basic and diluted	17,000,000	7,000,000	17,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004

			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(5,460)	(635)	(72,728)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	2,459	575	5,133

Net cash used in operating activities	(3,001)	(60)	(67,595)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	68,000
Proceeds from notes payable	-	-	29,750
Payments on notes payable	-	-	(29,750)

Net cash provided by financing activities	-	-	68,000

Net increase (decrease) in cash	(3,001)	(60)	405

Cash, beginning of period	3,406	584	-

Cash, end of period	$405	524	405

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2005

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

Note 3 - Going Concern

At June 30, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Three-Month Periods Ended June 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended June 30, 2005 and 2004.

General and administrative expenses for the three months ended June 30, 2005 were $1,427 compared to general and administrative expenses of $71 during the three-month period ended June 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $1,427 for the three-month period ended June 30, 2005 and a net loss of $71 for the comparable period in 2004.

Results of Operations for the Six-Month Periods Ended June 30, 2005 and 2004

The Company generated no revenue during the six-month periods ended June 30, 2005 and 2004.

General and administrative expenses for the six months ended June 30, 2005 were $5,460 compared to general and administrative expenses of $635 during the six-month period ended June 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $5,460 for the six-month period ended June 30, 2005 and a net loss of $635 for the comparable period in 2004.

Cumulative net loss from organization on January 11, 2001 through June 30, 2005 was $72,728.

Liquidity and Capital Resources

At June 30, 2005, the Company’s total assets consisted of $405 in cash.  There were $5,133 in liabilities consisting of accounts payable at June 30, 2005.  At December 31, 2004, the Company had total assets consisting of $3,406 in cash and liabilities consisting of $2,674 in accounts payable.

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

PART II

OTHER INFORMATION

ITEM 2.  Changes in Securities

During the past three years, the Company has sold securities that were not registered as follows:

During the year ended December 31, 2004, the Company issued 10,000,000 shares of its common stock to Fred Hall in exchange for $10,000. The shares were issued without registration in a private transaction pursuant to the exemption provided Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering and no commissions were paid on the transaction.

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

Date: August 12, 2005

By: /s/ Ransford Sorensen

      Ransford Sorensen

      Chief Executive Officer and

      Chief Financial Officer