Form 10QSB
period 2005-09-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2005-11-09
CIK 1311369

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

          For  the  quarterly  period  ended  September 30,  2005

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

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  September  30,  2005  was  17,000,000  shares  of  $0.001 par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – September 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended Sept. 30, 2005 and 2004, and for the Cumulative period Through Sept. 30, 2005

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended Sept. 30, 2005 and 2004, and for the Cumulative period Through Sept. 30, 2005

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7-9 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	December 31,
ASSETS	2005	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$268	3,406

Total current assets	$268	3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$7,045	2,674
Note payable	1,500	-

Total liabilities	8,545	2,674

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 17,000,000 shares issued
and outstanding, respectively	17,000	17,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(76,277)	(67,268)

Total stockholders' equity (deficit)	(8,277)	732

Total liabilities and stockholders' equity (deficit)	$268	3,406

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2005	2004	2005	2004	Amounts

Sales, net	$-	-	-	-	-

General and administrative costs	3,549	3,742	9,009	4,377	19,066

Net loss before income taxes	(3,549)	(3,742)	(9,009)	(4,377)	(19,066)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(3,549)	(3,742)	(9,009)	(4,377)	(19,066)

Loss from discontinued operations, net
of taxes of $0	-	-	-	-	(57,211)

Net loss	$(3,549)	(3,742)	(9,009)	(4,377)	(76,277)

Loss per common share - basic and diluted
Loss from continuing operations	$-	-	-	-
Loss from discontinued operations	-	-	-	-

Total loss per share	$-	-	-	-

Weighted average common shares -
basic and diluted	17,000,000	7,000,000	17,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004

			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(9,009)	(4,377)	(76,277)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	4,371	4,287	7,045

Net cash used in operating activities	(4,638)	(90)	(69,232)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	68,000
Proceeds from notes payable	1,500	-	31,250
Payments on notes payable	-	-	(29,750)

Net cash provided by financing activities	1,500	-	69,500

Net increase (decrease) in cash	(3,138)	(90)	268

Cash, beginning of period	3,406	584	-

Cash, end of period	$268	494	268

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2005

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

Note 3 - Going Concern

At September 30, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Three-Month Periods Ended September 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended September 30, 2005 and 2004.

General and administrative expenses for the three months ended Sept. 30, 2005 were $3,549 compared to general and administrative expenses of $3,742 during the three-month period ended Sept. 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $3,549 for the three-month period ended Sept. 30, 2005 and a net loss of $3,742 for the comparable period in 2004.

Results of Operations for the Nine-Month Periods Ended September 30, 2005 and 2004

The Company generated no revenue during the nine-month periods ended September 30, 2005 and 2004.

General and administrative expenses for the nine months ended Sept. 30, 2005 were $9,009 compared to general and administrative expenses of $4,377 during the nine-month period ended Sept. 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $9,009 for the nine-month period ended Sept. 30, 2005 and a net loss of $4,377 for the comparable period in 2004.

Cumulative net loss from organization on January 11, 2001 through Sept. 30, 2005 was $76,277.

Liquidity and Capital Resources

At Sept. 30, 2005, the Company’s total assets consisted of $268 in cash.  There were $8,545 in liabilities consisting of accounts payable at Sept. 30, 2005 of $7,045 and a note payable of $1,500.  At December 31, 2004, the Company had total assets consisting of $3,406 in cash and liabilities consisting of $2,674 in accounts payable.

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

Date: November 9, 2005

By: /s/ Ransford Sorensen

      Ransford Sorensen

      Chief Executive Officer and

      Chief Financial Officer