Form 10KSB
LEARNING QUEST TECHNOLOGIES, INC.
filed 2006-03-29
CIK 1311369

OMB APPROVAL
Expires: March 31, 2007
Estimated average burden
Hours per response……1646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number 000-51081

Learning Quest Technologies, Inc.
(Name of small business issuer in its charter)

Nevada	88-0485183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 East 400 South, Springville, UT	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 801-358-8591

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The issuer’s common stock is not listed on any exchange or market. There was not an active market and no trading volume during fiscal 2005 and there has been no trading volume in 2006, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 22, 2006 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 22, 2006 there were 17,000,000 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Learning Quest future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

As of December 31, 2005, there were approximately 42 shareholders of record holding 17,000,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2005 and 2004

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2005 and 2004. Expenses during the year ended December 31, 2005 were $14,310 compared to expenses of $6,890 in 2004. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $14,310 for the year ended December 31, 2005, compared to a net loss of $6,890 for the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

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

Liquidity and Capital Resources

At December 31, 2005, we had $75 in available cash on hand and $13,691 in liabilities. We anticipate our expenses for the next twelve months will be approximately $6,500. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Item 7. Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 13.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Subsequent to the date of this report the Company changed its independent auditor and reported the event on Form 8-K on February 8, 2006.

(a)	Previous independent accountants

(i)	On February 3, 2006, the Company terminated its engagement of Jones Simkins, P.C., as the Company’s independent accountants.

(ii)	The audit reports of Jones Simkins, P.C., for the years ended December 31, 2004 and December 31, 2003 contained an opinion expressing substantial doubt as to ability to continue as a going concern.

(iii)	Those audit reports contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

(iv)	Learning Quests’ Board of Directors participated in and approved the decision to change independent accountants.

(v)
In connection with its reviews of the interim periods until the date of dismissal, there have been no disagreements with Jones Simkins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Jones Simkins, P.C. would have caused them to make reference thereto in their report on the financial statements.

During the Registrant’s two most recent fiscal years and through February 3, 2006, there were no disagreements with Jones Simkins, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Jones Simkins, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s two most recent fiscal years nor through February 3, 2006.

(vi)
Learning Quest has requested that Jones Simkins, P.C. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an exhibit to this form 8-K.

(b)	New Independent Accountants

On February 3, 2006, the board of directors voted to engage HJ & Associates, LLC, to audit its financial statements for the year ended December 31, 2005. Learning Quest has not consulted HJ & Associates, LLC, during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the Learning Quest financial statements, and written reports and no oral advise was provided to Learning Quest by concluding there was an important factor to be considered by Learning Quest in reaching a decision as to an accounting, auditing or financial issue. In the past two years Learning Quest has not consulted HJ & Associates, LLC on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 8A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2005 has been disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Ransford Sorensen	41	Sole Officer and Director	January 6, 2003

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

Item 10. Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Ransford Sorensen, CEO, CFO	12/31/05 12/31/04 12/31/03	1,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

The Company has agreed to pay our sole officer $250 per quarter for his services. As of December 31, 2005, Mr. Sorensen is owed $1,000 for his services for the year.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2005, the number and percentage of the 17,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Fred Hall	10,000,000	58.82%
	1065 W. 1150 S.
	Provo, UT 84601

Common	Ransford Sorensen (1)	4,950,000	29.12%
	875 E. 400 S.
	Springville, UT 84663

Total Officers and Directors
As a Group (1 Person)		4,950,000	29.12%

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

Exhibit	Description	Location
3(I)	Articles of Incorporation	*

3(ii)	Bylaws	*

14	Code of Ethics	*

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

(b)	Reports on Form 8-K.

The Company filed a Form 8-K subsequent to the date of this report on February 8, 2006 reporting Items 4.01 and 9.01.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Learning Quest’s annual financial statement and review of financial statements included in Learning Quest’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,500 for fiscal year ended 2004 and $2,600 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

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

Learning Quest Investment Corporation

Date: March 28, 2006           /s/ Ransford Sorensen

Ransford Sorensen
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2006	/s/ Ransford Sorensen

Ransford Sorensen
Director

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Learning Quest Technologies, Inc.
Springville, Utah

We have audited the accompanying balance sheet of Learning Quest Technologies, Inc., as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Learning Quest Technologies, Inc. for the year ended December 31, 2004 and for the period from inception on January 11, 2001 through December 31, 2004 were audited by other auditors whose report, dated March 22, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Quest Technologies, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and
Board of Directors of
Learning Quest Technologies, Inc.

We have audited the accompanying balance sheet of Learning Quest Technologies, Inc., as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Quest Technologies, Inc., as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders deficit, has incurred a loss, and has negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 22, 2005

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2005 and 2004

ASSETS
	2005	2004
Current assets:
Cash	$75	3,406
Prepaid expenses	38	-

Total current assets	113	3,406

Total assets	$113	3,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$10,635	2,674
Accrued expenses	1,556	-
Note payable - related party	1,500	-

Total current liabilities	13,691	2,674

Total liabilities	13,691	2,674

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 17,000,000 shares issued
and outstanding, respectively	17,000	17,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(81,578)	(67,268)

Total stockholders' equity (deficit)	(13,578)	732

Total liabilities and stockholders' equity (deficit)	$113	3,406

See accompanying notes to financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

	2005	2004	Cumulative Amounts

Sales, net	$-	-	-

General and administrative costs	14,310	6,890	24,367

Net loss before income taxes	(14,310)	(6,890)	(24,367)

Provision for income taxes	-	-	-

Loss from continuing operations	(14,310)	(6,890)	(24,367)

Loss from discontinued operations,
net of taxes of $0	-	-	(57,211)

Net loss	$(14,310)	(6,890)	(81,578)

Loss per common share - basic and diluted
Loss from continuing operations	$-	-
Loss from discontinued operations	-	-

Total loss per share	$-	-

Weighted average common shares -
basic and diluted	17,000,000	8,808,000

See accompanying notes to financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
January 11, 2001 ( Date of Inception) to December 31, 2005

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 11, 2001 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash	-	-	7,000,000	7,000	51,000	-	58,000
Net loss	-	-	-	-	-	(50,569)	(50,569)

Balance at December 31, 2001	-	-	7,000,000	7,000	51,000	(50,569)	7,431
Net loss	-	-	-	-	-	(6,642)	(6,642)

Balance at December 31, 2002	-	-	7,000,000	7,000	51,000	(57,211)	789
Net loss	-	-	-	-	-	(3,167)	(3,167)

Balance at December 31, 2003	-	-	7,000,000	7,000	51,000	(60,378)	(2,378)
Issuance of common stock for cash	-	-	10,000,000	10,000	-	-	10,000
Net loss	-	-	-	-	-	(6,890)	(6,890)

Balance at December 31, 2004	-	-	17,000,000	17,000	51,000	(67,268)	732
Net loss	-	-	-	-	-	(14,310)	(14,310)
Balance at December 31, 2005	-	$-	17,000,000	$17,000	$51,000	$(81,578)	$(13,578)

See accompanying notes to financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004	Cumulative Amounts
Cash flows from operating activities:
Net loss	$(14,310)	(6,890)	(81,578)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in:
Prepaid expenses	(38)	-	(38)
Increase (decrease) in:
Accounts payable	7,961	(288)	10,635
Accrued expenses	1,556	-	1,556

Net cash used in operating activities	(4,831)	(7,178)	(69,425)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,000	68,000
Proceeds from notes payable - related party	1,500	-	29,750
Payments on notes payable - related party	-	-	(28,250)

Net cash provided by financing activities	1,500	10,000	69,500

Net increase (decrease) in cash	(3,331)	2,822	75

Cash, beginning of period	3,406	584	-

Cash, end of period	$75	3,406	75

See accompanying notes to financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 1 Organization and Summary of Significant Accounting Policies

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2005 and 2004.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 1 Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 Going Concern

As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 Note Payable - Related Party

Note payable - related party consists of an 8% promissory note to a Company controlled by an officer, due on demand, unsecured.

Note 4 Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,		Cumulative
	2005	2004	Amounts

Income tax benefit at statutory rate	$2,000	1,000	12,000
Change in valuation allowance	(2,000)	(1,000)	(12,000)

	$-	-	-

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 4 Income Taxes (continued)

Deferred tax assets are as follows:

	2005	2004

Net operating loss carry forwards	$$12,000	10,000
Valuation allowance	(12,000)	(10,000)

	$-	-

The Company’s net operating loss carry forwards of approximately $80,000 will begin to expire in the year 2021 The amount of net operating loss carry forwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards can be utilized.

Note 5 Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2005	2004	Cumulative Amounts

Interest	$-	-	590

Income taxes	$-	-	-

Note 6 Discontinued Operations

During the year ended December 31, 2002, the Company discontinued its operations related to the development and sale of educational software. The results of these activities have been included in the loss from discontinued operations in the accompanying statements of operations.

Note 7 Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005 and 2004.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 8 Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for fiscal years beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

In December 2004, The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe there will be any impact to the Company’s overall results of operations or financial position.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 8 Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating of amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.