Form 10QSB
period 2006-03-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2006-05-15
CIK 1311369

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 000-51081

Learning Quest Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0485183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1065 West 1150 South, Provo, UT  84601

(Address of principal executive offices)

801-358-8591

(Issuer’s telephone number)

875 East 400 South, Springville, UT 84663

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☒      No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 11, 2006 there were 32,198,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – March 31, 2006 and December 31, 2005

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005, and for the Cumulative period Through March 31, 2006

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005, and for the Cumulative period Through March 31, 2006

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	10 10 10 11
	Signatures	11

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$530	75
Prepaid Expenses	-	38

Total Current Assets	530	113

Total Assets	$530	113
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,094	10,635
Accrued Expenses	1,350	1,500
Interest Payable	318	56
Notes Payable - Related Party	16,500	1,500

Total Current Liabilities	23,262	13,691

Total Liabilities	$23,262	13,691

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,000,000 and 17,000,000 shares issued
and outstanding, respectively	17,000	17,000
Additional paid-in capital	51,000	51,000
Deficit accumulated during the development stage	(90,732)	(81,578)

Total stockholders' equity (deficit)	(22,732)	(13,578)

Total liabilities and stockholders' equity (deficit)	$530	113

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,		Cumulative
	2006	2005	Amounts
Sales, net	$-	-	-

General and administrative costs	9,154	4,033	33,521

Net loss before income taxes	(9,154)	(4,033)	(33,521)

Provision for income taxes	-	-	-

Loss from continuing operations	(9,154)	(4,033)	(33,521)

Loss from discontinued operations, net
of taxes of $0	-	-	(57,211)

Net loss	$(9,154)	(4,033)	(90,732)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)

Total loss per share	$(0.00)	(0.00)

Weighted average common shares -
basic and diluted	17,000,000	17,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
			Cumulative
	2006	2005	Amounts
Cash flows from operating activities:
Net loss	$(9,154)	(4,033)	(90,732)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	38	-	-
Increase (decrease) in:
Accounts payable	(5,541)	1,067	5,094
Accrued expenses	112	-	1,668
Net cash used in operating activities	(14,545)	(2,966)	(83,970)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	68,000
Proceeds from notes payable-related party	15,000	-	44,750
Payments on notes payable - related party	-	-	(28,250)

Net cash provided by financing activities	15,000	-	84,500

Net increase (decrease) in cash	455	(2,966)	530

Cash, beginning of period	75	3,406	-

Cash, end of period	$530	440	530

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March  31, 2006

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Additional Footnotes Included By Reference

There have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.   Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2006 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Note 4 – Subsequent Events

On April 19, 2006 the Company converted the outstanding related notes payable owed to Fred Hall into 15,198,000 shares of restricted common stock of the Company.  At that time, Mr. Hall was appointed sole officer and director of the Company.

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

Description of Property.

We do not currently own any property.  We utilize office space in the residence of Fred Hall at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

The Company generated no revenue during the three-month periods ended March 31, 2006 and 2005.

General and administrative expenses for the three months ended March 31, 2006 were $9,154 compared to general and administrative expenses of $4,033 during the three-month period ended March 31, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $9,154 for the three-month period ended March 31, 2006 and a net loss of $4,033 for the comparable period in 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company’s total assets consisted of $530 in cash.  There were $23,262 in liabilities consisting of accounts payable of $5,094, accrued expenses of $1,350, interest payable of $318 and a note payable to a related party of $16,500.

Subsequent to the date of this report, the Company converted the outstanding related notes payable owed to our President and sole Director, Fred Hall into 15,198,000 shares of restricted common stock of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the date of this report, the Company converted the outstanding related notes payable owed to our President and sole Director, Fred Hall into 15,198,000 shares of restricted common stock of the Company.  The securities were sold in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering or broker and no commissions were paid on the transaction.

ITEM 5.  OTHER INFORMATION

Effective April 19, 2006, the Company’s sole officer and director, Ransford Sorensen, appointed Fred Hall as an officer and director of the Company and then resigned.  Fred Hall is now the sole officer and director of the Company.

Also on April 19, 2006, the Company converted the outstanding debt of $15,198 owed to Fred Hall for 15,198,000 shares of restricted common stock of the Company.

As a result of the above action, Mr. Hall now controls the Company.

Fred L. Hall, age 39, President and Director of the Company.  Mr. Hall currently owns and operates Little Brown Dog, LLC., a consulting business.  Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale, Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products.  Mr. Hall received a bachelors degree from Utah Valley State College in Business with an emphasis in accounting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date

Items Reported

February 8, 2006

4.01 and 9.01

April 19, 2006

5.01 and 5.02

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

    LEARNING QUEST TECHNOLOGIES, INC.

Date: May 12, 2006

By: /s/  Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer