Form 10QSB
period 2006-06-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2006-08-11
CIK 1311369

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006 there were 32,198,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2006 and December 31, 2005

Unaudited Condensed Statements of Operations for the Three and Six Months Ended

June 30, 2006 and 2005, and for the Cumulative period Through June 30, 2006

Unaudited Condensed Statements of Cash Flows for the Three and Six Months Ended

June 30, 2006 and 2005, and for the Cumulative period Through June, 2006

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	10 10 10 11
	Signatures	11

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$940	$75
Prepaid Expenses	546	38

Total Current Assets	1,486	113

Total Assets	$1,486	$113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,058	$10,635
Accrued Expenses	100	1,500
Interest Payable	173	56
Notes Payable - Related Party	6,500	1,500

Total Current Liabilities	12,831	13,691

Total Liabilities	$12,831	$13,691

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 32,189,000 and 17,000,000 shares issued
and outstanding, respectively	32,189	17,000
Additional paid-in capital	51,250	51,000
Deficit accumulated during the development stage	(94,784)	(81,578)

Total stockholders' equity (deficit)	(11,345)	(13,578)

Total liabilities and stockholders' equity (deficit)	$1,486	$113

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2006	2005	2006	2005	Amounts
Sales, net	$ -	$ -	$ -	$ -	$ -

General and administrative costs	4,052	1,427	13,206	5,460	37,573

Net loss before income taxes	(4,052)	(1,427)	(13,206)	(5,460)	(37,573)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(4,052)	(1,427)	(13,206)	(5,460)	(37,573)

Loss from discontinued operations, net
of taxes of $0	-	-	-	-	(57,211)

Net loss	$ (4,052)	$ (1,427)	$ (13,206)	$ (5,460)	$ (94,784)

Loss per common share - basic and diluted
Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares -
basic and diluted	28,894,687	17,000,000	22,979,541	17,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
			Cumulative
	2006	2005	Amounts
Cash flows from operating activities:
Net loss	$(13,206)	$(5,460)	$(94,784)
Services contributed by stockholders	250	-	250
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	(508)	-	(546)
Increase (decrease) in:
Accounts payable	(4,578)	2,459	6,058
Accrued expenses	(1,094)	-	462
Net cash used in operating activities	(19,136)	(3,001)	(88,560)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	68,000
Proceeds from notes payable-related party	20,000	-	49,750
Payments on notes payable - related party	-	-	(28,250)
Net cash provided by financing activities	20,000	-	89,500

Net increase (decrease) in cash	864	(3,001)	940
Cash, beginning of period	75	3,406	-
Cash, end of period	$940	$405	$940

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

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

Note 3 - Going Concern

At June 30, 2006 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Note 4 – Equity Conversion

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

Results of Operations for the Three-Month Periods Ended June, 2006 and 2005

The Company generated no revenue during the three-month periods ended June 30, 2006 and 2005.

General and administrative expenses for the three months ended June 30, 2006 were $4,052 compared to general and administrative expenses of $1,427 during the three-month period ended June 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $4,052 for the three-month period ended June 30, 2006 and a net loss of $1,427 for the comparable period in 2005.

Results of Operations for the Six-Month Periods Ended June, 2006 and 2005

The Company generated no revenue during the six-month periods ended June 30, 2006 and 2005.

General and administrative expenses for the six months ended June 30, 2006 were $13,206 compared to general and administrative expenses of $5,460 during the six-month period ended June 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $13,206 for the six-month period ended June 30, 2006 and a net loss of $5,460 for the comparable period in 2005.

Liquidity and Capital Resources

At June 30, 2006 the Company’s total assets consisted of $940 in cash and $546 in prepaid expenses for total assets of $1,486.  There were $12,831 in liabilities consisting of accounts payable of $6,058, accrued expenses of $100, interest payable of $173 and a note payable to a related party of $6,500.

During the period of this report, the Company converted the outstanding related notes payable owed to our President and sole Director, Fred Hall into 15,198,000 shares of restricted common stock of the Company.

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

Fred L. Hall, age 39, is President and Director of the Company.  Mr. Hall currently leases and operates a One Man Band Diner, located in Pleasant Grove, Utah.  Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale, Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products.  Mr. Hall received a bachelor’s degree from Utah Valley State College in Business with an emphasis in accounting.

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

Date: August 11, 2006

By:  /s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer