Form 10QSB
period 2006-09-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2006-11-13
CIK 1311369

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006 there were 50,000,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – September 30, 2006 and December 31, 2005

Unaudited Statements of Operations for the Three and Nine Months Ended

September 30, 2006 and 2005, and for the Cumulative period Through September 30, 2006

Unaudited Statements of Cash Flows for the Three and Nine Months Ended September 30,

2006 and 2005, and for the Cumulative period Through September, 2006

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	10 10 10
	Signatures	11

(Inapplicable items have been omitted)

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements (unaudited)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$5,640	$75
Prepaid Expenses	286	38

Total Current Assets	5,926	113

Total Assets	$5,926	$113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,784	$10,635
Accrued Expenses	100	1,500
Interest Payable	201	56
Notes Payable - Related Party	1,500	1,500
Total Current Liabilities	5,585	13,691

Total Liabilities	5,585	13,691

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 50,000,000 and 17,000,000 shares issued
and outstanding, respectively	50,000	17,000
Additional paid-in capital	51,500	51,000
Deficit accumulated during the development stage	(101,159)	(81,578)

Total stockholders' equity (deficit)	341	(13,578)

Total liabilities and stockholders' equity (deficit)	$5,926	$113

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2006	2005	2006	2005	Amounts

Sales, net	$-	$-	$-	$-	$-
General and administrative costs	6,375	3,549	19,581	9,009	43,948
Net loss before income taxes	(6,375)	(3,549)	(19,581)	(9,009)	(43,948)
Provision for income taxes	-	-	-	-	-
Loss from continuing operations	(6,375)	(3,549)	(19,581)	(9,009)	(43,948)

Loss from discontinued operations,
net of taxes of $0	-	-	-	-	(57,211)
Net loss	$(6,375)	$(3,549)	$(19,581)	$(9,009)	$(101,159)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares -
basic and diluted	36,844,348	17,000,000	27,695,736	17,000,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
			Cumulative
	2006	2005	Amounts
Cash flows from operating activities:
Net loss	$(19,581)	$(9,009)	$(101,159)
Services contributed by stockholders	500	-	500
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	(248)	-	(286)
Increase (decrease) in:
Accounts payable	(6,517)	4,371	4,118
Accrued expenses	(1,400)	-	156
Net cash used in operating activities	(27,246)	(4,638)	(96,671)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	17,811	-	85,811
Proceeds from notes payable-related party	25,000	1,500	54,750
Payments on notes payable - related party	(10,000)	-	(38,250)
Net cash provided by financing activities	32,811	1,500	102,311
Net increase (decrease) in cash	5,565	(3,138)	5,640
Cash, beginning of period	75	3,406	-
Cash, end of period	$5,640	$268	$5,640

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLGOES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Additional Footnotes Included By Reference

There have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

At September 30, 2006 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Note 4 – Equity Conversion

On April 19, 2006 the Company converted the outstanding related notes payable owed to Fred Hall into 15,198,000 shares of restricted common stock of the Company.  At that time, Mr. Hall was appointed sole officer and director of the Company.

On September 9, 2006 the Company issued 17,802,000 shares of restricted common stock of the Company to Fred Hall in consideration of $17,811 in cash.

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

Results of Operations for the Three-Month Periods Ended September, 2006 and 2005

The Company generated no revenue during the three-month periods ended September 30, 2006 and 2005.

General and administrative expenses for the three months ended September 30, 2006 were $6,375 compared to general and administrative expenses of $3,549 during the three-month period ended September 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $6,375 for the three-month period ended September 30, 2006 and a net loss of $3,549 for the comparable period in 2005.

Results of Operations for the Nine-Month Periods Ended September, 2006 and 2005

The Company generated no revenue during the nine-month periods ended September 30, 2006 and 2005.

General and administrative expenses for the nine months ended September 30, 2006 were $19,581 compared to general and administrative expenses of $9,009 during the nine-month period ended September 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $19,581 for the nine-month period ended September 30, 2006 and a net loss of $9,009 for the comparable period in 2005.

Increases in our general and administrative expense is a result of our filing a Form 10-SB registration statement with the Securities and Exchange Commission and the related increased legal and accounting fees incurred.

Liquidity and Capital Resources

At September 30, 2006 the Company’s total assets consisted of $5,640 in cash and $286 in prepaid expenses for total assets of $5,926.  There were $5,585 in liabilities consisting of accounts payable of $3,784, accrued expenses of $100, interest payable of $201 and a note payable to a related party of $1,500.

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

PART II  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2006, the Company issued 17,802,000 shares of restricted common stock to our President and sole Director, Fred Hall in consideration of $17,811.  The securities were sold in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering or broker and no commissions were paid on the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date

Items Reported

September 20, 2006

3.02

September 26, 2006

3.02

(amended above report)

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

Date: November 8, 2006

By: /s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer