Form 10KSB
period 2006-12-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2007-03-29
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________________________________

______________________________________

_________________________________

______________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒     No ☐

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

The issuer’s common stock is not listed on any exchange or market. There was not an active market and no trading volume during fiscal 2006 and there has been no trading volume in 2007, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 22, 2006 is deemed to be $-0-.

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

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of March 22, 2007 there were 50,000,000 shares of common stock, par value $.001 issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No  ☒

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

As of March 22, 2007, there were approximately 56 shareholders of record holding 50,000,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2006 and 2005

We have negligible available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2006 and 2005.  Expenses during the year ended December 31, 2006 were $25,379 compared to expenses of $14,310 in 2005.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $25,379 for the year ended December 31, 2006, compared to a net loss of $14,310 for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2006, we had $407 in available cash on hand and $5,614 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $10,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2006 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Effective April 19, 2006, the Company’s sole officer and director, Ransford Sorensen, appointed Fred Hall as an officer and director of the Company and then resigned.  Fred Hall is now the sole officer and director of the Company.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Fred Hall	40	Sole officer and Director	April 19, 2006

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Fred L. Hall, age 40, President and Director of the Company.  Mr. Hall currently owns and operates Jamaka Enterprises, Inc., a restaurant business.  Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale, Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products.  Mr. Hall received a bachelors degree from Utah Valley State College in Business with an emphasis in accounting.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Ransford Sorensen	2006 2005 2004	250 1,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 1,000 -0-
Fred Hall	2006	750	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 22, 2007, the number and percentage of the 50,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owner	Beneficial Ownership	of Class

Common	Fred Hall (1)	43,000,000	86%
	1065 W. 1150 S.
	Provo, UT 84601

Common	Ransford Sorensen	4,950,000	9.9%
	875 E. 400 S.
	Springville, UT 84663

Total Officers and Directors
As a Group (1 Person)	43,000,000	86%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Fred Hall to conduct our activities at no charge.

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Learning Quest’s annual financial statement and review of financial statements included in Learning Quest’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,500 for fiscal year ended 2006 and $7,568 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended  2006 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005.

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

Date: March 29, 2007

/s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2007

/s/ Fred Hall

Fred Hall

Director

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Learning Quest Technologies, Inc.

(A Development Stage Company)

1065 West 1150 South

Provo, Utah  84601

We have audited the accompanying balance sheet of Learning Quest Technologies, Inc., as of December 31, 2006, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Quest Technologies, Inc., as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 26, 2007

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005

Current assets:
Cash	$407	$75
Prepaid Expenses	-	38

Total Current Assets	407	113

Total Assets	$407	$113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,683	$10,635
Accrued Expenses	200	1,500
Interest Payable	231	56
Notes Payable - Related Party	1,500	1,500

Total Current Liabilities	5,614	13,691

Total Liabilities	5,614	13,691

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 50,000,000 and 17,000,000 shares issued
and outstanding, respectively	50,000	17,000
Additional paid-in capital	51,750	51,000
Deficit accumulated during the development stage	(106,957)	(81,578)

Total stockholders' equity (deficit)	(5,207)	(13,578)

Total liabilities and stockholders' equity (deficit)	$407	$113

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

			Cumulative
	2006	2005	Amounts

Sales, net	$-	$-	$-

General and administrative costs	25,379	14,310	49,746

Net loss before income taxes	(25,379)	(14,310)	(49,746)

Provision for income taxes	-	-	-

Loss from continuing operations	(25,379)	(14,310)	(49,746)

Loss from discontinued operations, net
of taxes of $0	-	-	(57,211)

Net loss	$(25,379)	$(14,310)	$(106,957)

Loss per common share - basic and diluted
Loss from continuing operations	$-	$-
Loss from discontinued operations	-	-

Total loss per share	$-	$-

Weighted average common shares -
basic and diluted	33,462,192	17,000,000

The accompanying notes are an integral part of these financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
January 11, 2001 (Date of Inception) to December 31, 2006
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Shares		Paid - In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 11, 2001
(date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash	-	-	7,000,000	7,000	51,000	-	58,000
Net loss	-	-	-	-	-	(50,569)	(50,569)

Balance at December 31, 2001	-	-	7,000,000	7,000	51,000	(50,569)	7,431
Net Loss	-	-	-	-	-	(6,642)	(6,642)

Balance at December 31, 2002	-	-	7,000,000	7,000	51,000	(57,211)	789
Net Loss	-	-	-	-	-	(3,167)	(3,167)

Balance at December 31, 2003	-	-	7,000,000	7,000	51,000	(60,378)	(2,378)
Issuance of common stock for cash	-	-	10,000,000	10,000	-	-	10,000
Net Loss	-	-	-	-	-	(6,890)	(6,890)

Balance at December 31, 2004	-	-	17,000,000	17,000	51,000	(67,268)	732
Net Loss	-	-	-	-	-	(14,310)	(14,310)

Balance at December 31, 2005	-	-	17,000,000	17,000	51,000	(81,578)	(13,578)
Issuance of common stock for
debt conversion	-	-	15,198,000	15,189	-	-	15,189
Issuance of common stock for cash	-	-	17,802,000	17,811	-	-	18,561
Contributed services	-	-	-	-	750	-	750
Net Loss	-	-	-	-	-	(25,379)	(25,379)

Balance at December 31, 2006	-	$-	50,000,000	$50,000	$51,750	$(106,957)	$(5,207)

The accompanying notes are an integral part of these financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
The Year Ended December 31, 2006 and 2005
			Cumulative
	2006	2005	Amounts
Cash flows from operating activities:
Net loss	$(25,379)	$(14,310)	$(106,957)
Services contributed by stockholders	750	-	750
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	38	(38)	-
Increase (decrease) in:
Accounts payable	(6,532)	7,961	4,103
Accrued expenses	(1,356)	1,556	200
Net cash used in operating activities	(32,479)	(4,831)	(101,904)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	17,811	-	85,811
Proceeds from notes payable-related party	25,000	1,500	54,750
Payments on notes payable - related party	(10,000)	-	(38,250)

Net cash provided by financing activities	32,811	1,500	102,311

Net increase (decrease) in cash	332	(3,331)	407

Cash, beginning of period	75	3,406	-

Cash, end of period	$407	$75	$407

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company does not have any stock options or warrants outstanding at December 31, 2006 and 2005.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Note 2 - Going Concern

As of December 31, 2006, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved.  There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Note Payable – Related Party

Note payable – related party consists of an 8% promissory note to a Company controlled by an officer, due on demand, unsecured.

Note 4 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,	Cumulative
	2006	2005	Amount

Income tax benefit at statutory rate	$4,000	$2,000	$16,000
Change in valuation allowance	(4,000)	(2,000)	(16,000)

	$-	$-	$-

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 4 - Income Taxes (continued)

Deferred tax assets are as follows:

	2006	2005
Net operating loss carryforwards	$16,000	$12,000
Valuation allowance	(16,000)	(12,000)

	$-	$-

The Company’s net operating loss carryforwards of approximately $104,000 will begin to expire in the year 2021 The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 5 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

			Cumulative
	2006	2005	Amounts

Interest	$-	$-	$590

Income Taxes	$-	$-	$-

Note 6 – Discontinued Operations

During the year ended December 31, 2002, the Company discontinued its operations related to the development and sale of educational software. The results of these activities have been included in the loss from discontinued operations in the accompanying statements of operations.

Note 7 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2006 and 2005.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 8 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). See Note 2.