Form 10QSB
period 2007-03-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2007-05-15
CIK 1311369

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007 there were 50,000,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

Unaudited Statements of Operations for the Three Months Ended March 31, 2007 and 2006, and for the Cumulative period Through March 31, 2007

Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006, and for the Cumulative period Through March 31, 2007

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10 10
	Signatures	10

(Inapplicable items have been omitted)

PART I

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$456	$407
Prepaid Expenses	-	-

Total Current Assets	456	407

Total Assets	$456	$407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,918	$3,683
Accrued Expenses	200	200
Interest Payable	290	231
Notes Payable - Related Party	3,000	1,500

Total Current Liabilities	16,408	5,614

Total Liabilities	16,408	5,614

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 50,000,000 and 50,000,000 shares issued
and outstanding, respectively	50,000	50,000
Additional paid-in capital	52,000	51,750
Deficit accumulated during the development stage	(117,952)	(106,957)

Total stockholders' equity (deficit)	(15,952)	(5,207)

Total liabilities and stockholders' equity (deficit)	$456	$407

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2007	2006	Amounts

Sales, net	$-	$-	$-

General and administrative costs	10,995	9,154	60,741

Net loss before income taxes	(10,995)	(9,154)	(60,741)

Provision for income taxes	-	-	-

Loss from continuing operations	(10,995)	(9,154)	(60,741)

Loss from discontinued operations, net
of taxes of $0	-	-	(57,211)

Net loss	$(10,995)	$(9,154)	$(117,952)

Loss per common share - basic and diluted
Loss from continuing operations	$-	$-
Loss from discontinued operations	-	-

Total loss per share	$-	$-

Weighted average common shares -
basic and diluted	50,000,000	17,000,000

The accompanying notes are an integral part of these financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(10,995)	$(9,154)	$(117,952)
Services contributed by stockholders	250	-	1,000
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease in
Prepaid expenses	-	38	-
Increase (decrease) in:
Accounts payable	9,235	(5,541)	13,338
Accrued expenses	59	112	259
Net cash used in operating activities	(1,451)	(14,545)	(103,355)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	85,811
Proceeds from notes payable-related party	1,500	15,000	56,250
Payments on notes payable - related party	-	-	(38,250)

Net cash provided by financing activities	1,500	15,000	103,811

Net increase in cash	49	455	456

Cash, beginning of period	407	75	-

Cash, end of period	$456	$530	$456

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Additional Footnotes Included By Reference

There have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.  Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2007 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Note 4 – Equity Conversion

On April 19, 2006 the Company converted the outstanding related notes payable owed to Fred Hall into 15,198,000 shares of restricted common stock of the Company.  At that time, Mr. Hall was appointed sole officer and director of the Company.

On September 9, 2006 the Company issued 17,802,000 shares of restricted common stock of the Company to Fred Hall in consideration of $17,811.

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

The Company generated no revenue during the three-month periods ended March 31, 2007 and 2006.

General and administrative expenses for the three months ended March 31, 2007 were $10,995 compared to general and administrative expenses of $9,154 during the three-month period ended March 31, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $10,995 for the three-month period ended March 31, 2007 and a net loss of $9,154 for the comparable period in 2006.

Liquidity and Capital Resources

At March 31, 2007 the Company’s total assets consisted of $456 in cash.  The Company has $16,408 in liabilities consisting of accounts payable of $12,918, accrued expenses of $200, interest payable of $290 and a note payable to a related party of $3,000.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an amended Form 8-K on February 6, 2007 to correct  its report of sales of unregistered securities.

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

Date: May 11, 2007

By: /s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer