Form 10QSB
period 2007-06-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2007-08-13
CIK 1311369

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 2, 2007 there were 50,000,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006, and for the Cumulative period Through June 30, 2007

Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006, and for the Cumulative period Through June 30, 2007

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10 10
	Signatures	10

(Inapplicable items have been omitted)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$390	$407

Total Current Assets	390	407

Total Assets	$390	$407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,209	$3,683
Accrued Expenses	200	200
Interest Payable	380	231
Notes Payable - Related Party	8,500	1,500

Total Current Liabilities	19,289	5,614

Total Liabilities	$19,289	$5,614

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 50,000,000 and 50,000,000 shares issued
and outstanding, respectively	50,000	50,000
Additional paid-in capital	52,250	51,750
Deficit accumulated during the development stage	(121,149)	(106,957)

Total stockholders' equity (deficit)	(18,899)	(5,207)

Total liabilities and stockholders' equity (deficit)	$390	$407

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC. (A Development Stage Company) UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2007	2006	2007	2006	Amounts

Sales, net	$-	$-	$-	$-	$-

General and administrative costs	3,197	4,052	14,192	13,206	63,938

Net loss before income taxes	(3,197)	(4,052)	(14,192)	(13,206)	(63,938)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(3,197)	(4,052)	(14,192)	(13,206)	(63,938)

Loss from discontinued operations, net of taxes of $0	-	-	-	-	(57,211)

Net loss	$(3,197)	$(4,052)	$(14,192)	$(13,206)	$(121,149)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares -basic and diluted	50,000,000	32,189,000	50,000,000	32,189,000

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(14,192)	$(13,206)	$(121,149)
Services contributed by stockholders	500	250	1,250
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	-	(508)	-
Increase (decrease) in:
Accounts payable	6,526	(4,578)	10,629
Accrued expenses	149	(1,094)	349
Net cash used in operating activities	(7,017)	(19,136)	(108,921)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	85,811
Proceeds from notes payable-related party	7,000	20,000	61,750
Payments on notes payable - related party	-	-	(38,250)

Net cash provided by financing activities	7,000	20,000	109,311

Net increase (decrease) in cash	(17)	864	390

Cash, beginning of period	407	75	-

Cash, end of period	$390	$940	$390

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cashflow Information
Non-cash Financing Activities
Common stock issued for debt	$-	$15,189	$15,189
Services contributed by stockholders	$500	$250	$1,250

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

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

Note 3 - Going Concern

At June 30, 2007 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006

The Company generated no revenue during the three-month periods ended June 30, 2007 and 2006.

General and administrative expenses for the three months ended June 30, 2007 were $3,197 compared to general and administrative expenses of $4,052 during the three-month period ended June 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $3,197 for the three-month period ended June 30, 2007 and a net loss of $4,052 for the comparable period in 2006.

Results of Operations for the Six-Month Periods Ended June 30, 2007 and 2006

The Company generated no revenue during the six-month periods ended June 30, 2007 and 2006.

General and administrative expenses for the six months ended June 30, 2007 were $14,192 compared to general and administrative expenses of $13,206 during the three-month period ended June 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $14,192 for the six-month period ended June 30, 2007 and a net loss of $13,206 for the comparable period in 2006.

Liquidity and Capital Resources

At June 30, 2007 the Company’s total assets consisted of $390 in cash.  The Company has $19,289 in liabilities consisting of accounts payable of $10,209, accrued expenses of $200, interest payable of $380 and a note payable to a related party of $8,500.

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

No reports on Form 8-K were filed during the three months ended June 30, 2007.

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

Date: August 13, 2007

By: /s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer