Form 10QSB
period 2007-09-30
LEARNING QUEST TECHNOLOGIES, INC.
filed 2007-11-13
CIK 1311369

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007 there were 50,000,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LEARNING QUEST TECHNOLOGIES, INC.

INDEX

		Page
PART I.	Financial Information

	Item 1. Unaudited Financial Statements	3
	Balance Sheets – September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3
	Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006, and for the Cumulative period Through September 30, 2007	4

	Unaudited Statements of Cash Flows for the Three and Nine Months Ended September 30, 2007 and 2006, and for the Cumulative period Through September 30, 2007	5

	Notes to Unaudited Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	7

	Item 3. Controls and Procedures	10

PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10 10
	Signatures	11

(Inapplicable items have been omitted)

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$2,139	$407
Prepaid Expenses	2,500	-

Total Current Assets	4,639	407

Total Assets	$4,639	$407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,352	$3,683
Accrued Expenses	200	200
Interest Payable	774	231
Notes Payable - Related Party	23,000	1,500

Total Current Liabilities	27,326	5,614

Total Liabilities	27,326	5,614

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 50,000,000 and 50,000,000 shares issued
and outstanding, respectively	50,000	50,000
Additional paid-in capital	52,500	51,750
Deficit accumulated during the development stage	(125,187)	(106,957)

Total stockholders' equity (deficit)	(22,687)	(5,207)

Total liabilities and stockholders' equity (deficit)	$4,639	$407

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2007	2006	2007	2006	Amounts

Sales, net	$-	$-	$-	$-	$-

General and administrative costs	4,038	6,375	18,230	19,581	67,976

Net loss before income taxes	(4,038)	(6,375)	(18,230)	(19,581)	(67,976)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(4,038)	(6,375)	(18,230)	(19,581)	(67,976)

Loss from discontinued operations, net of taxes of $0	-	-	-	-	(57,211)

Net loss	$(4,038)	$(6,375)	$(18,230)	$(19,581)	$(125,187)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Total loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares - basic and diluted	50,000,000	36,844,348	50,000,000	27,695,736

The accompanying notes are an integral part of these financial statements

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(18,230)	$(19,581)	$(125,187)
Services contributed by stockholders	750	500	1,750
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in prepaid expenses	(2,500)	(248)	(2,500)
Increase (decrease) in:
Accounts payable	(131)	(6,517)	3,573
Accrued expenses	343	(1,400)	692
Net cash used in operating activities	(19,768)	(27,246)	(121,672)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	17,811	85,811
Proceeds from notes payable-related party	21,500	25,000	76,250
Payments on notes payable - related party	-	(10,000)	(38,250)

Net cash provided by financing activities	21,500	32,811	123,811

Net increase (decrease) in cash	1,732	5,565	2,139

Cash, beginning of period	407	75	-

Cash, end of period	$2,139	$5,640	$2,139

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures of Cashflow Information
Non-cash Financing Activities
Common stock issued for debt	$-	$15,189	$15,189
Services contributed by stockholders	$750	$500	$1,500

LEARNING QUEST TECHNOLOGIES, INC.

                                                                (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

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

Note 3 - Going Concern

At September 30, 2007 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations.  These conditions raise substantial doubt about he ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5 – Subsequent Events

Subsequent to the date of this report, shareholders approved a reverse split of the currently issued and outstanding common stock of the Company on a 2 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.  The stockholders holding shares representing 86% of the votes entitled to be cast at a meeting of the Company’s stockholders, consented in writing to the proposed actions.  We anticipate the reverse stock split to become effective on or about December 3, 2007.

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

Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006

The Company generated no revenue during the three-month periods ended September 30, 2007 and 2006.

General and administrative expenses for the three months ended September 30, 2007 were $4,038 compared to general and administrative expenses of $6,375 during the three-month period ended September 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $4,038 for the three-month period ended September 30, 2007 and a net loss of $6,375 for the comparable period in 2006.

Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

The Company generated no revenue during the nine-month periods ended September 30, 2007 and 2006.

General and administrative expenses for the nine months ended September 30, 2007 were $18,230 compared to general and administrative expenses of $19,581 during the nine month period ended September 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $18,230 for the nine month period ended September 30, 2007 and a net loss of $19,581 for the comparable period in 2006.

Liquidity and Capital Resources

At September 30, 2007 the Company’s total assets consisted of $4,639 which included $2,139 in cash and $2,500 in prepaid expenses.  The Company has $27,326 in liabilities consisting of accounts payable of $3,352, accrued expenses of $200, interest payable of $774 and a note payable to a related party of $23,000.

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

Subsequent Events

Subsequent to the date of this report, shareholders approved a reverse split of the currently issued and outstanding common stock of the Company on a 2 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.  The stockholders holding shares representing 86% of the votes entitled to be cast at a meeting of the Company’s stockholders, consented in writing to the proposed actions.  We anticipate the reverse stock split to become effective on or about December 3, 2007.

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

No reports on Form 8-K were filed during the three months ended September 30, 2007.

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

Date: November 13, 2007

By: /s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer