Form 10KSB
period 2007-12-31
LEARNING QUEST TECHNOLOGIES, INC.
filed 2008-02-12
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "LQTI".  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 8, 2008 is deemed to be $-0-.

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

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  February 8, 2008 there were 26,250,005 shares of common stock, par value $.001 issued and outstanding.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

On October 29, 2007, the Company’s board of directors approved a reverse split of its then currently issued and outstanding common stock on a 2 to 1 ratio with no shareholder being reversed to less than a round lot of 100 shares.  The stockholders holding shares representing 86% of the votes entitled to be cast at a meeting of the Company’s stockholders’, consented in writing to the proposed actions.  The action became effective December 13, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There currently is no active trading for our Common Stock.  Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "LQTI".

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

June 21 (first avail) Thru June 29	NONE	NONE	NONE	NONE

July 2 Thru September 28.05		.05	NONE	NONE

October 1 Thru December 18.05		.05	NONE	NONE

December 19 Thru December 31 (After a 1 for 2 reverse split)	.02	.02	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

As of February 8, 2008, there were approximately 56 shareholders of record holding 26,250,005 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have negligible available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2007 and 2006.  Expenses during the year ended December 31, 2007 were $27,724 compared to expenses of $25,379 in 2006.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $27,724 for the year ended December 31, 2007, compared to a net loss of $25,379 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $408 in available cash on hand and $34,839 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Subsequent Events.

Subsequent to December 31, 2007, on January 22, 2008, the Company completed a dividend distribution to its shareholders of record as of January 18, 2008 in the amount equal to 5% (1,250,005 shares) of the then issued and outstanding common stock.  Following the dividend distribution, the Company has 26,250,005 shares of common stock issued and outstanding.

The securities were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering or broker and no commissions were paid on the transaction.

Also subsequent to December 31, 2007, on February 8, 2008 (the “Closing Date”), Learning Quest Technologies, Inc. (“Learning Quest” or the “Registrant”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Color Man Holdings Limited, a British Virgin Islands company (“CMH” or the “Company”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (the “Stockholder”).  As a result of the share exchange, Learning Quest acquired all of the issued and outstanding securities of CMH, an inactive holding company, from the Stockholder in exchange for Fifty-Four Million Four Hundred Thousand (54,400,000) newly-issued shares of Learning Quest’s common stock, par value $0.001 per share (“Common Stock”), representing sixty-eight percent (68)% of Learning Quest’s issued and outstanding Common Stock (the “Exchange”) as of the Closing Date and as of the date of this Report.  The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.  As a result of the Exchange, CMH became a wholly-owned subsidiary of Learning Quest.  The Company filed a report on Form 8-K providing complete details of the transaction.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Fred Hall	41	Sole officer and Director	April 19, 2006

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Fred L. Hall, age 41, President and Director of the Company.  Mr. Hall currently owns and operates Jamaka Enterprises, Inc., a restaurant business.  Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale, Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products.  Mr. Hall received a bachelors degree from Utah Valley State College in Business with an emphasis in accounting.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Ransford Sorensen	2006 2005 2004	250 1,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 1,000 -0-
Fred Hall	2007 2006	1,000 750	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 8, 2008, the number and percentage of the 26,250,005 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class
Common	Fred Hall (1)	22,575,000	86%
	1065 W. 1150 S.
	Provo, UT 84601

Total Officers and Directors
As a Group (1 Person)		22,575,000	86%

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

(b)  Reports on Form 8-K.

The Company filed a Form 8-K subsequent to the date of this report on January 25, 2008 reporting Item 3.02.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Learning Quest’s annual financial statement and review of financial statements included in Learning Quest’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,500 for fiscal year ended 2006 and $11,000 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

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

Learning Quest Technologies, Inc.

Date: February 12, 2008

/s/ Fred Hall

Fred Hall

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2008

/s/ Fred Hall

Fred Hall

Director

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Learning Quest Technologies, Inc.

(A Development Stage Company)

Springville, Utah

We have audited the balance sheet of Learning Quest Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and from January 1, 2005 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Learning Quest Technologies, Inc. for the period from inception on January 11, 2001 through December 31, 2004 were audited by other auditors whose report, dated March 22, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Learning Quest Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception on January 11, 2001 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 8, 2008

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$408	$407
Prepaid Expenses	2,500	-

Total Current Assets	2,908	407

Total Assets	$2,908	$407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,503	$3,683
Accrued Expenses	100	200
Interest Payable	1,236	231
Notes Payable - Related Party	23,000	1,500

Total Current Liabilities	34,839	5,614

Total Liabilities	34,839	5,614

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 25,000,000 and 25,000,000 shares issued
and outstanding, respectively	25,000	50,000
Additional paid-in capital	77,750	51,750
Deficit accumulated during the development stage	(134,681)	(106,957)

Total stockholders' equity (deficit)	(31,931)	(5,207)

Total liabilities and stockholders' equity (deficit)	$2,908	$407

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Sales, net	$-	$-	$-

General and administrative costs	27,724	25,379	77,470

Net loss before income taxes	(27,724)	(25,379)	(77,470)

Provision for income taxes	-	-	-

Loss from continuing operations	(27,724)	(25,379)	(77,470)

Loss from discontinued operations, net
of taxes of $0	-	-	(57,211)

Net loss	$(27,724)	$(25,379)	$(134,681)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)

Total loss per share	$(0.00)	$(0.00)

Weighted average common shares -
basic and diluted	25,000,000	16,731,096

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
January 11, 2001 (Date of Inception) to December 31, 2007
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Shares		Paid - In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at
January 11, 2001
(date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common
stock for cash	-	-	3,500,000	3,500	54,500	-	58,000
Net loss	-	-	-	-	-	(50,569)	(50,569)
Balance at
December 31, 2001	-	-	3,500,000	3,500	54,500	(50,569)	7,431
Net Loss	-	-	-	-	-	(6,642)	(6,642)
Balance at
December 31, 2002	-	-	3,500,000	3,500	54,500	(57,211)	789
Net Loss	-	-	-	-	-	(3,167)	(3,167)
Balance at
December 31, 2003	-	-	3,500,000	3,500	54,500	(60,378)	(2,378)
Issuance of common
stock for cash	-	-	5,000,000	5,000	5,000	-	10,000
Net Loss	-	-	-	-	-	(6,890)	(6,890)
Balance at
December 31, 2004	-	-	8,500,000	8,500	59,500	(67,268)	732
Net Loss	-	-	-	-	-	(14,310)	(14,310)
Balance at
December 31, 2005	-	-	8,500,000	8,500	59,500	(81,578)	(13,578)
Issuance of common
stock for debt
conversion	-	-	7,599,000	7,599	7,590	-	15,189
Issuance of common
stock for cash	-	-	8,901,000	8,901	8,910	-	18,561
Contributed services	-	-	-	-	750	-	750
Net Loss	-	-	-	-	-	(25,379)	(25,379)
Balance at
December 31, 2006	-	-	25,000,000	25,000	76,750	(106,957)	(5,207)
Contributed services	-	-	-	-	1,000	-	1,000
Net Loss	-	-	-	-	-	(27,724)	(27,724)
Balance at
December 31, 2007	-	$-	25,000,000	$25,000	$77,750	$(134,681)	$(31,931)

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
The Years Ended December 31, 2007 and 2006
			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(27,724)	$(25,379)	$(134,681)
Services contributed by stockholders	1,000	750	1,750
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
Prepaid expenses	(2,500)	38	(2,462)
Increase (decrease) in:
Accounts payable	6,820	(6,532)	12,441
Accrued expenses	905	(1,356)	(451)
Net cash used in operating activities	(21,499)	(32,479)	(123,403)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	17,811	85,811
Proceeds from notes payable-related party	21,500	25,000	76,250
Payments on notes payable - related party	-	(10,000)	(38,250)

Net cash provided by financing activities	21,500	32,811	123,811

Net increase (decrease) in cash	1	332	408

Cash, beginning of period	407	75	-

Cash, end of period	$408	$407	$408

Supplemental Disclosure of Cashflow Information
Non-cash Financing Activities	$-	$-	$-
Common stock issued for debt	$-	$15,189	$15,189
Services contributed by stockholders	$1,000	$750	$1,750

The accompanying notes are an integral part of these financial statements.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company does not have any stock options or warrants outstanding at December 31, 2007 and 2006.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 - Going Concern

As of December 31, 2007, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved.  There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Note Payable – Related Party

The Company currently owes $23,000 in promissory notes at 8% interest to related party shareholders.

Note 4 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended
December 31
	2007	2006
Income tax benefit at statutory rate	$-	$-
Change in valuation allowance	-	-

	$-	$-
Deferred tax assets are as follows:
	2007	2006
Net operating loss carryforwards	$-	$-
Valuation allowance	-	-

	$-	$-

The Company has no Net Operating Losses to carryforward.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 - Income Taxes (continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company has taken the tax position that all expenses incurred from inception are start up costs, which are capitalized until such times as operations begin.  The Company asserts that under Code Section 195 of the Internal Revenue Code, this is a tax position that would be fully sustained under examination.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company had no unrecognized tax benefits to report.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$0
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
Balance at December 31, 2007	$0

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Note 5 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

			Cumulative
	2007	2006	Amounts

Interest	$-	$-	$590

Income Taxes	$200	$300	$500

Note 6 – Discontinued Operations

During the year ended December 31, 2002, the Company discontinued its operations related to the development and sale of educational software. The results of these activities have been included in the loss from discontinued operations in the accompanying statements of operations.

LEARNING QUEST TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 7 – Common Stock

On October 29, 2007, the Company’s board of directors approved a reverse split of its then currently issued and outstanding common stock on a 2 to 1 ratio with no shareholder being reversed to less than a round lot of 100 shares.  The stockholders holding shares representing 86% of the votes entitled to be cast at a meeting of the Company’s stockholders’, consented in writing to the proposed actions.  The action became effective December 13, 2007.  The effect of this reverse split has been reflected retroactively in the accompanying financial statements for all periods presented.

Note 8 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007 and 2006.

Note 9 – Recent Accounting Pronouncements

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 10 – Subsequent Events

Subsequent to December 31, 2007, on January 22, 2008, the Company completed a dividend distribution to its shareholders of record as of January 18, 2008 in the amount equal to 5% (1,250,005 shares) of the then issued and outstanding common stock.  Following the dividend distribution, the Company has 26,250,005 shares of common stock issued and outstanding.

The securities were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering or broker and no commissions were paid on the transaction.

Subsequent to December 31, 2007, on February 8, 2008 (the “Closing Date”), Learning Quest Technologies, Inc. (“Learning Quest” or the “Registrant”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Color Man Holdings Limited, a British Virgin Islands company (“CMH” or the “Company”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (the “Stockholder”).  As a result of the share exchange, Learning Quest acquired all of the issued and outstanding securities of CMH, an inactive holding company, from the Stockholder in exchange for Fifty-Four Million Four Hundred Thousand (54,400,000) newly-issued shares of Learning Quest’s common stock, par value $0.001 per share (“Common Stock”), representing sixty-eight percent (68)% of Learning Quest’s issued and outstanding Common Stock (the “Exchange”) as of the Closing Date and as of the date of this Report.  The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.  As a result of the Exchange, CMH became a wholly-owned subsidiary of Learning Quest.