Form 10QSB
period 2008-03-31
China Infrastructure Investment CORP
filed 2008-05-15
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-51081

China Infrastructure Investment Corporation
(Exact Name of Issuer as Specified In Its Charter)

Nevada	88-0485183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong
(Address of principal executive offices)

(011) 852-2530 0222
(Registrant’s Telephone Number, Including Area Code)

LEARNING QUEST TECHNOLOGIES, INC.
1065 West 1150 South, Provo, UT 84601
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share on May 14, 2008 was 80,000,000.

i

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2008	June 30, 2007
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$2,414,924	$5,830,962
Restricted cash	-	2,631,475
Notes receivable	745,053	656,556
Accounts receivable, net	4,139,956	2,721,057
Other receivables	781,638	1,389,579
Due from related parties	165,444,123	156,096,787
Other current assets	704,440	138,742
Total current assets	174,230,134	169,465,158

Toll road infrastructures, net	433,232,786	398,701,246
Property, plant and equipment, net	15,761,736	14,754,523
Land use rights, net	48,501,768	46,068,301
Long-term investment	1,424,055	1,313,111
Deferred taxes	6,502,414	6,170,156
Total long-term assets	505,422,759	467,007,337

TOTAL ASSETS	$679,652,893	$636,472,495

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	June 30, 2007
	(Unaudited)

CURRENT LIABILITIES

Other payables and accrued liabilities	$2,478,678	$2,932,841

Short-term bank loans	-	10,504,891

Current portion of long-term loans	10,307,311	134,047,666

Notes payables	-	5,262,951

Payable to contractors	25,110,652	26,411,885

Other current liabilities	112,662	157,426

Deferred taxes	7,435,581	4,604,522
Total current liabilities	45,444,884	183,922,182

LONG-TERM LIABILITIES

Long-term bank loans	459,368,859	299,279,102

Deferred revenue	6,502,338	6,041,304
Total long-term liabilities	465,871,197	305,302,406

TOTAL LIABILITIES	511,316,081	489,242,588

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares and 54,400,000 shares issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	80,000	54,400

Additional paid-in capital	140,573,673	140,662,392

Accumulated other comprehensive income	22,992,478	10,192,480

Retained earnings	4,690,661	(3,679,365)
Total Shareholders’ Equity	168,336,812	147,229,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$679,652,893	$636,472,495

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

REVENUES	$11,630,749	$9,857,195	$40,509,496	$26,876,316

OPERATING COSTS	830,977	462,054	4,012,823	1,032,546

DEPRECIATION AND AMORTIZATION	1,758,334	1,444,361	5,121,538	4,080,983

GROSS PROFIT	9,041,438	7,950,780	31,375,135	21,762,787

General and administrative expenses	825,983	628,402	3,211,241	1,561,433

INCOME FROM OPERATIONS	8,215,455	7,322,378	28,163,894	20,201,354

OTHER INCOME (EXPENSES)

Interest expense, net	(6,061,743)	(4,777,610)	(17,677,618)	(14,191,792)

Other income (expense), net	290,200	227,044	679,216	(33,822)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,443,912	2,771,812	11,165,492	5,975,740

INCOME TAX EXPENSE	(620,049)	(692,953)	(2,795,466)	(1,493,935)

NET INCOME	1,823,863	2,078,859	8,370,026	4,481,805

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	6,421,839	7,395,291	12,799,998	8,199,050

OTHER COMPREHENSIVE INCOME, NET	6,421,839	7,395,291	12,799,998	8,199,050

COMPREHENSIVE INCOME	$8,245,702	$9,474,150	$21,170,024	$12,680,855

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	69,560,440	55,000,000	59,818,182	55,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.03	$0.04	$0.14	$0.08

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
	Common Stock			Other	(Deficit)
	($0.001 par value)		Additional	Comprehensive	Retained
	Number of shares	Par value	Paid-in Capital	Income	Earnings	Total

BALANCE AT JULY 1, 2007	54,400,000	$54,400	$140,662,392	$10,192,480	$(3,679,365)	$147,229,907

Foreign currency translation gain	-	-	-	12,799,998	-	12,799,998

Recapitalization	25,600,000	25,600	(88,719)	-	-	(63,119)

Net income	-	-	-	-	8,370,026	8,370,026

BALANCE AT MARCH 31, 2008	80,000,000	$80,000	$140,573,673	$22,992,478	$4,690,661	$168,336,812

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,370,026	$4,481,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	664,658	-
Depreciation and amortization	5,532,921	4,439,106
Deferred taxes	2,498,801	1,389,508
Deferred revenue	(424,291)	(394,913)
Imputed interest	376,932	354,099
Changes in operating assets and liabilities, net of effects of reverse merger:
(Increase) Decrease In:
Accounts receivable	(2,083,557)	(3,215,734)
Other receivables	607,941	433,614
Other current assets	(565,699)	510,569
Increase (Decrease) In:
Other payables and accrued liabilities	(454,163)	(2,603,548)
Other current liabilities	(107,883)	59,124
Net cash provided by operating activities	14,415,686	5,453,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(5,672,002)	(22,622,234)
Purchases of plant and equipment	(485,713)	(239,023)
Purchases of toll road infrastructures	(21,733)	-
Refund of deposit for long-term investment	-	1,230,449
Proceeds from disposition of plant and equipment	162,817	904
Due from related parties	3,651,467	3,254,809
Net cash used in investing activities	(2,365,164)	(18,375,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	160,822,769	18,799,392
Repayments of long-term bank loans	(161,074,015)	(19,259,391)
Proceeds from short-term bank loans	-	5,083,706
Repayments of short- term bank loans	(10,923,768)	-
Proceeds from notes payable	-	7,114,647
Repayments of notes payable	(5,472,808)	-
Restricted cash	2,631,475	(3,615,835)
Net cash (used in) provided by financing activities	(14,016,347)	8,122,519

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,965,825)	(4,798,946)

Effect of exchange rate changes on cash	(1,450,213)	2,963,382
Cash and cash equivalents at beginning of year	5,830,962	5,524,840

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,414,924	$3,689,276
Interest paid	$24,275,663	$18,799,392
Income taxes paid	$682,736	$-

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended March 31, 2008 and 2007, $4,370,769 and $7,070,132 were transferred from construction in progress to toll road infrastructures, respectively.

2.	During the nine months ended March 31, 2008 and 2007, $0 and $29,214 were transferred from construction in progress to plant and equipment, respectively.

3.
As of March 31, 2008 and 2007, $4,370,769 and $6,139,058 of purchase of construction in progress for the nine months ended was not settled in cash or cash equivalents and the liabilities were recorded as payable to contractors accordingly.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Infrastructure Investment Corporation (Formerly Learning Quest Technologies, Inc.) and subsidiaries (“CIIC” or the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2001. Effective April 5, 2008, the Company changed its name to China Infrastructure Investment Corporation.

On February 8, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Color Man Holdings Limited, a British Virgin Islands company (“CMH”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (the “Stockholder”). As a result of the share exchange, CIIC acquired all of the issued and outstanding securities of CMH, an inactive holding company, from the Stockholder in exchange for 54,400,000 newly-issued shares of CIIC’s common stock, par value $0.001 per share (“Common Stock”), representing 68% of CIIC’s issued and outstanding Common Stock (the “Exchange”). The Exchange is intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Exchange, CMH became a wholly-owned subsidiary of CIIC. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of CIIC.

CMH was formed on April 11, 2005 as a British Virgin Islands company with authorized capital of US$50,000 divided into 50,000 shares, each having a par value of US$1.00. Wise On China Limited (“WOCL”) was established and incorporated on November 2, 2005 with authorized share capital of HK$10,000 (approximately US$1,279.44) divided into 10,000 shares, each having a par value of HK$1.00 (approximately US$0.13). CMH’s sole business is to act as a holding company for WOCL, and WOCL’s sole business is to act as a holding company for the Company. CMH owns one share of WOCL approximately equal to US$0.13 in registered capital. Neither CMH nor WOCL have a board of directors, however each company has one Executive Director that serves as the legal representative and which may appoint a General Manager to lead each company’s routine operations. CMH’s current Executive Director is RCD (Nominee) Limited and WOCL’s current Executive Director is Siu Choi Fat. Both CMH and WOCL are inactive holding companies and have their offices located at Room Flat/Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong.

Pingdingshan Pinglin Expressway Co., Ltd (“Ping”) was incorporated under the laws of the People’s Republic of China (“PRC”) on May 12, 2003 by four investors, namely Henan Shengrun Venture Investment Management Co., Ltd. (“SVIC”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“PZRB”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”) and Zhongyuan Trust & Investment Co., Ltd. (“ZTIC”). At establishment, the percentage of each party’s equity interests was 46%, 18%, 18% and 18%, respectively. On May 21, 2007, PZRB, PECC, and ZTIC transferred their equity interests in Ping to SVIC and Li Xipeng. As a result, Ping is held by SVIC and Li Xipeng with equity interests of 95% and 5%, respectively. Ping’s approved operation tenure is 30 years from May 21, 2007. On July 30, 2007, Ping’s shareholders completed an acquisition and exchange transactions with WOCL. After the transfer, WOCL owned 100% interest of Ping.

With the approval from Henan Transportation Bureau and the State Development and Revolution Committee of China [NO. 2003-1784], the Company is permitted to construct and operate the toll road from Pingdingshan to Linru, Henan, China, for 30 years from 2003. Pursuant to the permission from Henan Transportation Bureau and Henan Development and Revolution Committee [NO. 2005-1885], the Company is entitled to operate 6 toll gates. All the rates applicable to the automobiles are defined by the Henan Transportation Bureau and Henan Development and Revolution Committee.

The principal activities of the Company are investment, construction, operation, and management of the Pingdingshan - Linru section (“Pinglin Expressway”), and the rent of petrol stations and service districts along the toll roads. Currently, all the operations of the Company are in China.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10−QSB and Item 310(b) of Regulation S−B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements included in the Company’s Current Report on Form 8−K filed with the SEC on February 11, 2008. These interim financial statements should be read in conjunction with that report.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)	CMH (An inactive holding company, 100% subsidiary of CIIC).
(ii)	WOCL ( An inactive holding company,100% subsidiary of CMH)
(iii)	Ping ( 100% subsidiary of WOCL).

All inter-company accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, notes payable, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans, deferred revenue and payables to contractors are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans, deferred revenue and payables to contractors was not significantly different from the carrying value at March 31, 2008.

(d) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

(e) Accounts Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Allowance for doubtful accounts amounting to $664,658 was provided by the Company’s management as of March 31, 2008.

(f) Toll Road Infrastructures

Toll road infrastructures are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operation of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as estimated by reference to traffic projection reports prepared by an independent PRC organization each year.

(g) Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.  The land use rights granted to the Company is being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(h) Revenue Recognition

Revenue represents toll revenue net of business tax, are recognized when all of the following criteria are met:

-	The amount of revenue can be measured reliably,

-	It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-	The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

-	Collectibility is reasonably assured.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax.

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  Also see Note 10.

(j) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2008	March 31, 2007
Periods ended RMB: US$ exchange rate	7.0222	7.7410
Average RMB: US$ exchange rate for the three months ended	7.1682	7.7792
Average RMB: US$ exchange rate for the nine months ended	7.3235	7.8683

(k) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2008 and 2007.

(l) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 became effective for the Company on July 1, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

4. RELATED PARTY TRANSACTIONS

	March 31, 2008	June 30, 2007
	(Unaudited)
Notes receivable from related companies:

Tai Ao Expressway Co., Ltd
Due June 30, 2008 and 2007, respectively	$68,358,373	$46,881,641
Interest receivable (subsequently settled in April 2008)	3,491,373	8,172,554
	71,849,746	55,054,195
Xinyang Expressway Co., Ltd
Due June 30, 2008 and 2007, respectively	68,518,033	63,180,005
Interest receivable (subsequently settled in April 2008)	3,807,890	7,863,939
	72,325,923	71,043,944

Subtotal	$144,175,669	$126,098,139

Advance to a related company:

Tai Ao Expressway Co., Ltd	$21,268,454	$29,998,648

Total	$165,444,123	$156,096,787

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. RELATED PARTY TRANSACTIONS (Continued)

The notes receivables were provided to these companies for their construction working capital. The above two companies are related to the Company through common control by the same shareholder, SVIC. The notes receivable are short term, interest bearing and unsecured. The interest rate was 7.83% and 6.57% for the nine months ended March 31, 2008 and 2007, respectively. Interest income amounting to $7,293,966 and $5,224,179 is recognized in the condensed consolidated statements of income for the nine months ended March 31, 2008 and 2007, respectively.

The Company paid for construction materials on behalf of Tai Ao. The balance is interest free, unsecured and has no fixed repayment term.

5.  TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)

At cost:	$441,575,190	$402,949,366

Less: Accumulated depreciation	8,342,404	4,248,120
Toll road infrastructures, net	$433,232,786	$398,701,246

Depreciation expenses for the nine months ended March 31, 2008 and 2007 were $3,581,694 and $2,648,269, respectively.

6.  PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)
At cost:
Toll station and ancillary facilities	$9,897,388	$8,924,281
Communication and monitoring equipment	5,553,519	5,120,861
Motor vehicles	1,429,437	1,505,873
Machinery	290,165	231,449
Office equipment	386,926	230,155
	17,557,435	16,012,619
Less: Accumulated depreciation
Toll station and ancillary facilities	704,634	431,525
Communication and monitoring equipment	335,262	184,962
Motor vehicles	567,044	528,774
Machinery	63,609	35,417
Office equipment	125,150	77,418
	1,795,699	1,258,096
Property, plant and equipment, net	$15,761,736	$14,754,523

Depreciation expenses for the nine months ended March 31, 2008 and 2007 were $552,433 and $488,895, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2008	June 30, 2007
	(Unaudited)

Cost	$52,360,946	$48,281,667
Less: Accumulated amortization	3,859,178	2,213,366
Land use rights, net	$48,501,768	$46,068,301

Amortization expense for the nine months ended March 31, 2008 and 2007 were $1,398,793and $1,301,941, respectively.

Amortization expense for the next five years and thereafter is as follows:

March 31, 2009	$1,945,076
March 31, 2010	1,945,076
March 31, 2011	1,945,076
March 31, 2012	1,945,076
March 31, 2013	1,945,076
Thereafter	38,776,388
Total	$48,501,768

8. LONG-TERM INVESTMENT

	Ownership Interest	March 31, 2008	Ownership Interest	June 30, 2007
		(Unaudited)
At cost:
Pingdingshan City Credit Co., Ltd.	3%	$1,424,055	3%	$1,313,111

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institute. Pursuant to the agreement, Ping obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd. with the consideration amounted to Rmb10 million (approximately US$1.4 million). Cost method was adopted by the management for the accounting of such investment as the Company obtained a minor interest in Pingdingshan Co., Ltd. The Company evaluates its long-term investment for impairment each reporting period.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

Non-current portion	March 31, 2008	June 30, 2007
	(Unaudited)
Loans from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is paid every 6 months in 20 unequal installments from November 2007, and the interest is paid quarterly.	$93,987,639	$89,291,576

Loans from Agricultural Bank of China, due November 20, 2018, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be paid every year in 10 unequal installments from November 2009, and the interest is paid monthly.	28,481,103	26,262,228

Loans from Agricultural Bank of China, due March 20, 2019, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be paid every year in 10 unequal installments from November 2010, and the interest is paid monthly.	28,481,103	26,262,228

Loans from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is paid every year in 13 unequal installments from November 2007, and the interest is paid monthly.	166,013,500	157,463,070

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. LONG-TERM BANK LOANS (Continued)

	March 31, 2008	June 30, 2007
	(Unaudited)

Non-current portion
Loans from National Development Bank of China Henan Branch, due November 22, 2022, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be paid every 6 months in 12 unequal installments from May 2017, and the interest is paid quarterly.	142,405,514	-

Current portion	10,307,311	134,047,666

Total	$469,676,170	$433,326,768

For the nine months ended March 31, 2008 and 2007, the Company incurred interest expenses of $24,275,663 and $18,799,392, respectively, for the related long term bank loans.

According to the loan agreements with National Development Bank of China Henan Brach, the bank has the right to demand the repayment in full if the Company provides the guarantee that exceeds 70% of its total assets to third parties. The Company did not provide any guarantee to the third party as of March 31, 2008 and 2007.

The repayment schedule for the long-term bank loans is as follows:

March 31, 2009	$10,307,311
March 31, 2010	15,673,151
March 31, 2011	19,475,378
March 31, 2012	28,982,370
March 31, 2013	28,982,370
Thereafter	366,255,590
Total	$469,676,170

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. INCOME TAXES

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

Income tax expense is summarized as follows:

	Nine Months Ended March 31
	2008 (Unaudited)	2007 (Unaudited)
Current	$272,625	$-
Deferred	2,522,841	1,493,935
Income tax expense	$2,795,466	$1,493,935

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine Months Ended March 31
	2008 (Unaudited)	2007 (Unaudited)
Computed “expected” expense	$2,795,466	$1,493,935
Permanent difference	-	-
Income tax expense	$2,795,466	$1,493,935

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	March 31, 2008	June 30, 2007
	(Unaudited)
Non-current portion:
Rental income	$75,779	$-
Business tax	-	81,262
Capitalized interest	2,177,667	2,008,011
Amortization	964,795	553,341
Depreciation	424,341	424,830
Bad debt	2,623,822	2,419,408
Accumulated loss carry forward	236,010	683,304
Total deferred tax assets	$6,502,414	$6,170,156

Current portion
Sales cut-off	$(1,307,575)	$(889,090)
Interest income	(6,212,007)	(4,011,492)
Other income	84,001	296,060
Total deferred tax liabilities	$(7,435,581)	$(4,604,522)

11. CONTINGENCIES

Pending litigation

(a) The Company entered into an agreement to purchase land from Pingdingshan No.3 Cement Factory for $1,843,646. However, the Company was not informed that such land was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Company went bankrupt and the Company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and recorded as other expense in the statement of income (loss) for the year ended June 30, 2007. The Company is appealing the ruling to a higher court and the final judgment is pending.

(b) On June 27, 2007, China railway No. 5 bureau, the constructor who won the bid in the Pinglin expressway no.2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there is no contingency accrual for this case at March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

We are engaged in the investment, construction, operation and management of the Pinglin Expressway (also referred to herein as “the Expressway”) toll road and the rental of petrol stations and service districts along the toll roads.

With the approval from Henan Communications Bureau and the State Development and Reform Committee of China [NO. 2003-1784], the Company is permitted to construct and operate the Pinglin Expressway in Henan, China for thirty (30) years from 2003. Pursuant to the permission from Henan Communications Bureau and Henan Development and Reform Committee [NO. 2005-1885], the Company is entitled to operate six (6) toll gates. All the rates applicable to the automobiles are defined by the Henan Communications Bureau and Henan Development and Reform Committee.

The Pinglin Expressway is a significant part of the national trunk, the Nanjing to Luoyang expressway (also referred to herein as the Nanluo Expressway). The Nanluo Expressway links the north-western regions to the south-eastern coastal regions of the People’s Republic of China (the “PRC”). The construction of Pinglin Expressway started in October 23, 2003 and was completed in two (2) phases. The first phase of the construction which covered the part with a length of approximately 86 kilometers, linking Ruzhou and Pingdingshan in Henan Province, began commercial operations in December 31, 2005. On May 31, 2006, the second phase of the construction, with the length of approximately 21 kilometers, linking Pingdingshan and Yexian in Henan Province was completed. With the operation of Pinglin Expressway, the key transport artery, national trunk Nanluo Expressway was entirely put into operations.

The Pinglin Expressway is a dual carriageway four (4) lane expressway, the toll section of which is 106 km in length. Toll revenue from the passing vehicles through the Expressway’s six (6) toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s earnings. The Expressway is also located between two (2) key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingsha expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is lined with the Lianhuo (Lianyungang-Huoerguosi) national highway through the ringroad in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway into a network to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from Lianhuo high way to Zhengzhou then to Beijing-Zhuhai national highway to alter to Luoyang-Luohe section of Luonan route. Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links the sea ports, including Shanghai.

The Company’s operating income is achieved through toll charges on vehicles that go through the toll gate. The standard of toll charges is approved and set by the provincial price administrative bureau. The Company’s revenue is equal to the relevant standard toll rate for the types of vehicles multiplied by the relative miles of travel through the expressway which the Company is operating, and is cleared by the Henan Expressway System Toll Collection Center each month (Henan Expressway has a charges system and clearing center which calculates and allocates toll charge income according to the charge standards and the miles of travel of vehicles in the expressway). The Company is specialized in the operation and management of expressways. The maintenance projects are outsourced to professional road construction enterprises.

The Company began generating operating revenue in January 2006. The Company had not yet started full operation of the expressway prior to June 2006, therefore the operating income was at a low level and the growth was moderate. With the full operation of the Expressway in June 2006, the operating income had seen sustained rapid growth.

After several months of operations, the social awareness of the Expressway gradually increased, and passenger and commercial vehicles is increasing rapidly. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

Enterprise Strategy

Henan is a province with the largest population in China. However, its urbanization rate is far below the national average level. With rapid economic and social development and the accelerated process of urbanization in Henan, demands for infrastructure, the expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewerage treatment are also growing rapidly. The existing infrastructure can no longer meet the needs of social development.

Because the Chinese government’s financial revenue growth is limited, the financial investment of the government alone is unable to build huge infrastructure projects in a relatively short period. In order to attract social funds, local governments are willing to grant to commercial companies the right to invest in the construction and operation of projects, or directly sell the equity of the established enterprise to recover their early input. In addition, the government will also give preferential treatment on charges.

To seize the historic opportunity of rapid development of infrastructure of China and Henan, to rapidly strengthen and expand the Company’s infrastructure industries, to create advantages on scale, thereby to further reduce the cost of operation, the Company plans to invest in construction or purchase additional expressways, thermoelectricity, water supply or sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. Because the amount of investment in infrastructure is often relatively large, and the investment funds need to be in position within two (2) or three (3) years, the accumulated capital from the Company’s operation alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets, to use various channels of financing to enhance its ability to raise funds, thus to promote and achieve these long-term development strategies.

Based on the operation and management of the Expressway, the Company desires to take full advantage of free cash flow and capital market instruments to invest in construction or purchase of infrastructure assets and to exploit all the advantages in management, government relationship and stockholder support to make the Company a professional, continuously-growing infrastructure investment operator.

In addition, the Company intends to energetically push forward the standard management, human-based services, establish an information management platform and continue to improve the road condition and traffic capacity so as to provide the traveler with a smooth, safe and comfortable running environment. With the increasing influence of the Expressway on the substitution and division of other transportation lines and under the great macroeconomic environment providing continuous and rapid growth in China and the specific area where the roads are located, we believe that the Company’s income from toll and profits will continue to increase.

Significant Accounting Policies

We prepare our financial statement in accordance with generally accepted accounting principles in the United States, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than other in their application.

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included herein.

We determine the estimated useful lives and related depreciation charges for our toll road infrastructures, property, plant and equipment. This estimate is based on the historical experience of the actual useful lives of toll road infrastructures, property, plant and equipment of similar nature and functions and the practice in similar industry. Toll road infrastructures, property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operations of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as estimated by reference to traffic projection reports prepared by an independent PRC organization each year. It could change significantly as a result of technical innovations and competitor actions in response to severe industry cycles. Other properties, plant and equipment are depreciated or amortized over their estimated useful lives, using the straight-line method. Our Directors will increase the depreciation charge where useful lives are less than previously estimated lives, or we will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

Revenue Recognition

The Company’s revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

•	The amount of revenue can be measured reliably;

•	It is probable that the economic benefits associated with the transaction will flow to the enterprise;

•	The costs incurred or to be incurred in respect of the transaction can be measured reliably; and

•	Collectibility is reasonably assured.

The rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax.

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans, deferred revenue and payables to contractors are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans, deferred revenue and payables to contractors was not significantly different from the carrying value at March 31, 2008 and 2007.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three (3) months ended March 31, 2008 and 2007 or for the nine (9) months ended March 31, 2008 and 2007.

Contingencies

In normal course of business, we are subject to contingencies, including, legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three (3) months ended March 31, 2008 and 2007 or for the nine (9) months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2008 and 2007, the Company does not have a liability for unrecognized tax benefits.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (FAS 159), which became effective for the Company on July 1, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair value option will have a material effect on the results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)
Revenues	11,630,749	9,857,195	100.0%	100.0%
Operating costs	830,977	462,054	7.1%	4.7%
Depreciation and amortization	1,758,334	1,444,361	15.1%	14.7%
Gross profit	9,041,438	7,950,780	77.7%	80.7%
General and administrative expenses	825,983	628,402	7.1%	6.4%
Income from operations	8,215,455	7,322,378	70.6%	74.3%
Interest expense, net	(6,061,743)	(4,777,610)	52.1%	48.5%
Other income, net	290,200	227,044	2.5%	2.3%
Income from operations before income taxes	2,443,912	2,771,812	21.0%	28.1%
Income tax expense	(620,049)	(692,953)	5.3%	7.0%
Net income	1,823,863	2,078,859	15.7%	21.1%

Revenues

Our revenues are derived from the operation of the Pinglin Expressway. Our revenues increased approximately US$1.7 million, or 18.0% from approximately US$9.9 million for the three months ended March 31, 2007 to approximately US$11.6 million for the three months ended March 31, 2008. The increase was mainly attributable to the increase in traffic volumes.

On December 26, 2005, the first phase of the Expressway with a length of approximately 86 kilometers was completed and commenced toll operation. On May 31, 2006, with the completion of the remaining part of approximately 21 kilometers, the entire Expressway was put into operation. The key transport artery, national trunk Nanluo Expressway was entirely put into operation as well, which increased the importance of the Expressway to those vehicles passing through. Accordingly, the converted average daily traffic volumes, a guide line to evaluate the operation performance specially used in the toll road industry, increased 2,315 units, or 21.0%, from 11,023 units for the three months ended March 31, 2007 to 13,338 units for the three months ended March 31, 2008.

During the three months period ended March 31, 2008, the growth of our revenues from the operation of toll road was negatively impacted by the factors mentioned as follows:

During January 2008, China encountered an unprecedented heavy snow storm in decades. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which cause the Pinglin expressway closed for 182 hours, resulting in the decrease of passing vehicles. Due to the influence of the aforementioned factors, our toll road revenue of January 2008 decreased approximately US$0.9 million from approximately US$5.0 million in December 2007 to approximately US$4.1 million in January 2008.

Normally, the traffic volume especially for the goods vehicle is low during the Spring festival. During the 15 days Spring festival holiday in February 2008, the daily toll road collections substantially decreased to Rmb0.5 million (approximately US$0.07 million), which is half less compared to a normal day. We estimated our toll road loss during the Spring festival holiday is approximately US$1.5 million.

If excluding the aforementioned impacts on our toll operation, our toll road revenues during the three months ended March 31, 2008 should have increased substantially from the three months ended March 31, 2007.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost and labor cost associated with the toll operations. For the three months ended March 31, 2008, the operating costs increased approximately US$0.3 million, or 79.9%, to approximately US$0.8 million, compared to approximately US$0.5 million for the three months ended March 31, 2007. This increase is mainly due to the increase of the labor cost and welfares as the Company hired more employees for toll operation.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately $0.3 million, or 21.7%, from approximately $1.5 million for the three months ended March 31, 2007 to approximately $1.8 million for the three months ended March 31, 2008. This increase is mainly due to the increase in toll road infrastructures put into operation and the increase in the depreciation ratio due to the increase of traffic volumes.

The Company depreciated and recorded the depreciation of toll road infrastructures based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated. As analyzed in revenues, since the traffic volumes grew during the comparative periods, as a result, the depreciation ratio and the depreciation of toll road infrastructures for the three months ended March 31, 2008 is higher than the three months ended March 31, 2007.

Gross Profit

Our gross profit increased approximately US$1.1 million, or 13.7%, from approximately US$7.9 million for the three months ended March 31, 2007 to approximately US$9.0 million for the three months ended March 31, 2008. This increase reflected higher net sales, improved margins and operating efficiencies generally across our expressway business.

Gross profit as a percentage of revenues decreased from 80.7% for the three months ended March 31, 2007 to 77.7% for the three months ended March 31, 2008. Such percentage decrease is primarily due to the traffic volumes decreased in association with the factors aforementioned in our analysis of revenues while our operating costs still increased in line with the growth of our toll road business.

General and Administrative Expenses

General and administrative expenses increased approximately US$0.2 million, or 31.4%, from US$0.6 million for the three months ended March 31, 2007 to approximately US$0.8 million for the three months ended March 31, 2008. The increase in our administration expenses was mainly attributable to the following: (i) an increase in employee payroll and welfare expenses as a result of the increase in the number of employees associated with our business expansions and a salary and pension rise due to the significant improvement in the Company’s performance; and (ii) an increase in our land use tax and real estate tax which were imposed by the local tax bureau from the second half of year 2007.

Interest Expense, Net

Net interest expense increased approximately US$1.3 million, or 26.9%, from approximately US$4.8 million for the three months ended March 31, 2007 to approximately US$6.1 million for the three months ended March 31, 2008. This increase is primarily due to the increased interest rate of our loans. The People’s Bank of China increased the benchmark of the interest rate for long term loan over five years from 7.11% for the three months ended March 31, 2007 to 7.83% for the three months ended March 31, 2008.

Income Tax Expense

We recorded income tax expense of approximately US$0.6 million for the three months ended March 31, 2008, compared to approximately US$0.7 million for the three months ended March 31, 2008. Our effective tax rate was 25% for both the periods ended March 31, 2008 and 2007.

Net Income

Our net income decreased approximately US$0.3 million, or 12.3%, from approximately US$2.1 million for the three months ended March 31, 2007 to approximately US$1.8 million for the three months ended March 31, 2008. This decrease is primarily due to the increase in our interest expenses while the growth of our toll revenues during the three months ended March 31, 2008 was negatively impacted by the factors mentioned in the analysis of revenues.

Results of Operations for the Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaduited)
Revenues	40,509,496	26,876,316	100.0%	100.0%
Operating costs	4,012,823	1,032,546	9.9%	3.8%
Depreciation and amortization	5,121,538	4,080,983	12.6%	15.2%
Gross profit	31,375,135	21,762,787	77.5%	81.0%
General and administrative expenses	3,211,241	1,561,433	7.9%	5.8%
Income from operations	28,163,894	20,201,354	69.5%	75.2%
Interest expense, net	(17,677,618)	(14,191,792)	43.6%	52.8%
Other income (expense), net	679,216	(33,822)	1.7%	0.1%
Income from operations before income taxes	11,165,492	5,975,740	27.6%	22.2%
Income tax expense	(2,795,466)	(1,493,935)	6.9%	5.6%
Net income	8,370,026	(4,481,805)	20.7%	16.7%

Revenues

Our revenues are derived from the operation of the Pinglin Expressway. Our revenues increased approximately US$13.6 million, or 50.7%, from approximately US$26.9 million for the nine months ended March 31, 2007 to approximately US$40.5 million for the nine months ended March 31, 2008. The increase in revenues was primarily attributable to the increase on traffic volumes and the increase of the toll rates.

With the completion of the second phase of Pinglin Expressway, the key transport artery, the Nanluo Expressway, which links up the north-western regions with the south-eastern coastal regions of the PRC, was entirely opened to the public on May 31, 2006. Daily traffic volumes have since increased stably. The converted average daily traffic volumes substantially increased 3,570, or 34.7%, from 10,099 for the nine months ended March 31, 2007 to 13,865 for the nine months ended March 31, 2008.

The toll rates, regulated and approved by Henan Communications Bureau and Henan Development and Reform Committee, were changed in October 2006. Detailed rates are as follows:

		Toll rates(Rmb/km)
Vehicles type	Classification	Effective from October 20, 2006
Passenger	Below 10 seats	0.55
	Between 10 seats and 30 seats (excluding 30 seats); or, below 23 sleepers	0.75
	30 seats or above; or, 23 sleepers or above	1.10
Goods vehicles	Below 2 tons	0.55
	Between 2 tons and 5 tons (excluding 5 tons)	0.80
	Between 5 tons and 8 tons (excluding 8 tons)	1.40
	Between 8 tons and 20 tons (excluding 20 tons)	1.75
	Between 20 tons and 40 tons (excluding 40 tons)	2.10
	40 tons or above	Rmb0.08/tons for every km

On March 15, 2007, pursuant to the measures of the implementation for toll rates applicable to commercial vehicles regulated by Henan Ministry of Finance, Henan Communications Bureau and the Henan Development and Reform Committee, the Company revised the toll rates applicable to goods vehicles with reference to their weight. This change substantially increased the toll rates on commercial vehicles. Details are as follows:

Gross weight of goods vehicle (vehicle+goods) below 15 tons (including 15 tons)	Gross weight of commercial vehicles (vehicle+goods) between 15 tons and 49 tons	Gross weight less than 5 tons will be defaulted as 5 tons; and, toll charges less than Rmb5 will be rounded up to Rmb5.

Rmb0.09/tons for every km	Rmb0.09/tons for every km for the portion below 15 tons (including 15 tons) and will be linearly reduced to Rmb0.04/tons for every km for the portion beyond 15 tons.	gross weight less than 5 tons will be defaulted as 5 tons; and, toll charges less than Rmb5 will be rounded up to Rmb5.

With the aforementioned increase of toll rates in accordance with the approval and regulation from the jurisdictional municipalities of Henan Province, our toll revenues from each passing vehicle grew stably during the reporting periods, which also increased our gross profit margins from toll operations.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost and labor cost associated with the toll operations. For the nine months ended March 31, 2008, the operating costs increased approximately US$3.0 million, or 288.6%, to approximately US$4.0 million, compared to approximately US$1.0 million for the nine months ended March 31, 2007. The increase in our operating costs was mainly attributable to the following: (i) Due to the growth of our traffic volume, our road maintenance cost increased substantially to approximately US$2.6 million for the nine months ended March 31, 2008, compared to US$0.1 million for the nine months ended March 31, 2007; and, (ii) the hiring of new employees to support future growth of our businesses, labor cost and welfare associated with the toll operation increased to approximately US$1.0 million for the nine months ended March 31, 2008, compared to approximately US$0.5 million for the nine months ended March 31, 2007.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately US$1.0 million, or 25.5%, from approximately US$4.1 million for the nine months ended March 31, 2007 to approximately US$5.1 million for the nine months ended March 31, 2008. This increase is mainly due to the increase in toll road infrastructures put into operation as well as the increase in the depreciation ratio due to the increase of traffic volumes. The Company depreciates toll road infrastructures based on the ratio of actual traffic volumes incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated. As analyzed in revenues, since the traffic volumes substantially grew during the comparative periods, the depreciation ratio for the nine months ended March 31, 2008 is higher than the nine months ended March 31, 2007. As a result, the depreciation expenses relating to toll road infrastructures increased.

Gross Profit

Our gross profit increased approximately US$9.6 million, or 44.2%, from approximately US$21.8 million for the nine months ended March 31, 2007 to approximately US$31.4 million for the nine months ended March 31, 2008. This increase is in line with the growth of our revenues.

Gross profit as a percentage of revenues decreased from 81.0% for the nine months ended March 31, 2007 to 77.5% for the nine months ended March 31, 2008. Such percentage decrease is mainly due to the increase in our operating costs as a percentage of revenues. As mentioned in our analysis of the operating costs, to meet the business growth strategy of our company, we hired more employees for the toll road operation and incurred more cost in maintaining our toll road.

General and Administrative Expenses

General and administrative expenses increased approximately US$1.6 million, or 105.7%, from approximately US$1.6 million for the nine months ended March 31, 2007 to approximately US$3.2 million for the nine months ended March 31, 2008. The increase in our administration expenses was mainly attributable to the following: (i) traveling expense increased approximately US$0.1 million for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, in connection with the expansion of our business for more overseas traveling; (ii) consulting expense increased approximately US$0.3 million for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, which mainly represented the professional service fee provided by Industry and Commerce Bank of China regarding the Company’s consulting arrangement; (iii) miscellaneous tax and levy expense increased approximately US$0.2 million for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, which mainly represented the stamp duties incurred during the nine month period ended March 31, 2008; and (iv) the management estimated the collectibility of two balances due from other express companies is remote, provision for doubtful accounts amounted to US$0.7 million was provided.

Interest Expense, Net

Net interest expense increased approximately US$3.5 million, or 24.6%, from US$14.2 million for the nine months ended March 31, 2007 to approximately US$17.7 million for the nine months ended March 31, 2008. This increase was primarily attributable to the increase of the loan interest rate from 5.98% to 7.15% in average.

Income Tax Expense

We recorded income tax expense approximately amounted to US$2.8 million and US$1.5 million for the nine months ended March 31, 2008 and 2007, respectively. Our effective tax rate was 25% for both the nine months ended March 31, 2008 and 2007.

Net Income

Our net income increased approximately US$3.9 million, or 86.8%, from approximately US$4.5 million for the nine months ended March 31, 2007 to approximately US$8.4 million for the nine months ended March 31, 2008. This substantial increase was primary attributable to the increase of our toll revenues and the cumulative effect of other factors aforementioned.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited (“WOCL”). During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Nine Months Ended March 31 (Unaudited)
	2008	2007
Net cash provided by operating activities	14,415,686	5,453,630
Net cash used in investing activities	(2,365,164)	(18,375,095)
Net cash (used in) provided by financing activities	(14,016,347)	8,122,519
Net decrease in cash and cash equivalents	(1,965,825)	(4,798,946)
Effect of exchange rate changes on cash	(1,450,213)	2,963,382
Cash and cash equivalents at beginning of period	5,830,962	5,524,840
Cash and cash equivalents at end of period	2,414,924	3,689,276

Operating Activities

Net cash provided by operating activities was approximately US$14.4 million for the nine months ended March 31, 2008, as compared to US$5.5 million for the nine months ended March 31, 2007. The increase was mainly due to the combined result of increased toll receipts, offset in part by settlement of the payables to construction project contractors, and operational expenses.

Investing Activities

Net cash used in investing activities was approximately US$2.4 million for the nine months ended March 31, 2008, as compared to approximately US $18.4 million for the nine months ended March 31, 2007. The decrease was mainly due to our payment associated with toll road construction reduced in line with the Pinglin Expressway opening entirely to the public in May 2006.

Financing Activities

Net cash used in financing activities was approximately US$14.0 million for the nine months ended March 31, 2008, as compared to approximately US$8.1 million net cash provided by financing activities for the nine months ended March 31, 2007. Such change was mainly due to i) a proceed from notes payable approximately amounted to US$7.1 million was received in association with toll road construction during the nine months ended March 31, 2007, most of which came to mature and was repaid during the nine months ended March 31, 2008; and, ii) partially we finance our working capital from short-term bank loans previously, proceeds from short-term bank loans was approximately US$5.1 million during the nine months ended March 31, 2007. In line with our growth in toll road business, cash flows from our daily toll road operation can basically fulfill the requirement in working capital, hence we repaid all of our short-term bank loans approximately amounted to US$10.9 million during the nine months ended March 31, 2008.

Working Capital

Our working capital increased by approximately US$143.2 million from a working capital deficiency approximately US$14.4 million as of June 30, 2007 to approximately US$128.8 million as of March 31, 2008, which was primarily due to our increase in accounts receivable and due from related party approximately amounted to US$1.4 million and US$9.3 million, respectively, and a decrease in current portion of long-term loans, notes payables and payable to contractors approximately amounted to US$123.7 million, US$5.3 million and US$1.3 million, respectively, and partly offset by a decrease of cash and cash equivalents and restricted cash approximately amounted to US$3.4 million and US$2.6 million, respectively. The increase in accounts receivable is the result of our toll road business growth. The increase in due from related party represented increase in unsettled related party interest income. The decrease in current portion of long-term loans represented the maturity of our long-term loans approximately amounted to US$134 million which have been renewed and extended through May 2022, while there is no such huge repayment pressure of the Company as of March 31, 2008. The decrease in notes payables and restricted cash was the result of our financing arrangement.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately US$4.9 million and US$6.4 million for the nine months ended March 31, 2008 and 2007, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipment related to our toll operations. If we are permitted to construct and operate new toll roads or invest in other toll road companies, we may require additional funds.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest expense incurred by the bank loans and the interest income generated by the loans to our related parties or bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. However, our future interest expense or interest income may increase of expectations due to changes in interest rates in the PRC.

Foreign Exchange Risk

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Certain Political and Economic Considerations Relating to China Could Adversely Affect Our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese Government Exerts Substantial Influence Over The Manner In Which We Must Conduct Our Business Activities Which Could Adversely Affect Our Company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to toll collection standards, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Our contractual arrangements are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

All Of Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of our Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payments and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten (10) years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (PBOC) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of our Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based On United States Or Other Foreign Laws Against Us.

We conduct our operations in China and a significant portion of our assets is located in China. In addition, our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of March 31, 2008, we had approximately US$2.4 million in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

RISKS RELATING TO OUR BUSINESS

Because Our Operating History Is Limited And The Revenue And Income Potential Of Our Business And Markets Are Unproven, We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from toll collections, of which we have a limited history. The Expressway marketplace features high investment and a long recovery period. The main market risk in connection with our Company is the future traffic volume less than the predicted amount. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	offer new and innovative services on the Expressway;

•	attract advertisers;

•	attract more travelers;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of the Expressway and continue to build traveler loyalty;

•	attract and retain qualified management and employees; and

•	upgrade our technology to support increased traffic and expanded services.

Our Business And Growth Could Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand.

We depend upon the continued contributions of our senior management and other key personnel, including Li Xipeng and Zhang Chunxian. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man insurance on the lives of these individuals at present. As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion. Our future success will also depend on our ability to attract and retain highly skilled and qualified technical, engineering, managerial, finance, marketing, security and customer service personnel in China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

We may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the success of our competitors; (iii) the amount of our capital expenditures; and (iv) new infrastructure project investment. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in infrastructure industry;

•	limit our expansion efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Competition With The Railways and Airways in China May Have A Negative Impact On Our Business

With the rapid development of the domestic expressway, China is also giving great support to the development of railways and airways. The construction of a special passenger railway and the speed-up of railways in general will be able to greatly improve the transport capacity of passengers and freight by railway and bring about a division of the target clients of the Expressway which could be an impediment to our growth and have a negative impact on our revenues.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price Is Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies with operations based in the PRC have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in toll road standards;

•	market conditions of securities traded on the OTC Bulletin Board;

•	investor perceptions of us and the toll road industry generally; and

•	general economic and other national conditions.

The Trading Market In the Company’s Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently traded on a limited basis on the Over-The-Counter Bulletin Board under the symbol “CIIV.OB”. The Over-The-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the Over-The-Counter Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the Over-The-Counter Bulletin Board may be difficult to obtain.

The quotation of our Common Stock on the Over-The-Counter Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The expansion of our business may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our Common Stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our Common Stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, effective February 15, 2008, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six (6) months holding period may, under certain circumstances, sell within any three (3) month period a number of securities which does not exceed one percent (1%) of the then outstanding shares of common stock. In addition, effective February 15, 2008, Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a one (1) year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

One Stockholder Which is 50% Controlled By Our Chief Executive Officer and Chairman of the Board of the Company Exercises Significant Control Over Matters Requiring Stockholder Approval.

After giving effect to the issuance of all the shares of Common Stock, the Stockholder has voting power equal to sixty-eight percent (68)% of our voting securities as of the date of this Report. Moreover, the Stockholder is fifty percent (50%) controlled by Li Xipeng, our Chief Executive Officer and Chairman of the Board. As a result, the Stockholder and our CEO, through such stock ownership, exercises control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in the Stockholder may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than the Stockholder.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of Common Stock, Which Could Adversely Affect The Market Price Of Our Shares Of Common Stock.

We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of Common Stock, which could adversely affect the market price and the voting power of shares of our Common Stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of Common Stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We Do Not Foresee Paying Cash Dividends In The Foreseeable Future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company entered into an agreement to purchase land from Pingdingshan No.3 Cement Factory for $1,843,646. However, the Company was not informed that such land was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Company went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and recorded as other expense in the statement of income (loss) for the year ended June 30, 2007. The Company is appealing the ruling to a higher court and the final judgment is pending.

On June 27, 2007, China railway No. 5 bureau, the constructor who won the bid in the Pinglin expressway no.2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there is no contingency accrual for this case at March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company effectuated a 2-1 reverse split of its Common Stock effective on December 3, 2007 effectively reducing the number of issued and outstanding shares of Common Stock to 25,000,000 shares.

On January 22, 2008, the Company completed a dividend distribution to its shareholders of record as of January 18, 2008 in the amount equal to five percent (5%) (1,250,005 shares) of the then issued and outstanding Common Stock.  Following the dividend distribution and immediately prior to the consummation of the Exchange, the Company had 26,250,005 shares of Common Stock issued and outstanding.

On February 8, 2008, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of CMH in exchange for the issuance by the Company of 54,400,000 newly-issued shares of Common Stock to the Stockholder.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 1, 2008, a principal stockholder holding in excess of fifty percent (50%) of the voting capital stock of the Company voted in favor of changing the name of the Company to “China Infrastructure Investment Corporation” as set forth in the Company’s Definitive Information Statement on Schedule 14C as filed with the U.S. Securities and Exchange Commission on March 12, 2008. On April 3, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation to effect such name change, effective as of April 5, 2008.

Effective April 23, 2008, the Common Stock of the Company now trades under the ticker symbol, “CIIV” on the Over-The-Counter Bulletin Board. The Company changed its ticker symbol from “LQTI.OB” to “CIIV.OB” as a result of the Company’s name change.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 10-SB as filed with the SEC on December 17, 2004.

3.2	Certificate of Amendment to Articles of Incorporation of the Company (name change to China Infrastructure Investment Corporation)	Provided herewith

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 10-SB as filed with the SEC on December 17, 2004.

3.3	Certificate of Incorporation of Color Man Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.4	Certificate of Incorporation of Wise On China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.5	Certificate of Incorporation of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.6	Company Charter of Color Man Holdings Limited (Memorandum of Association and Articles of Association)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.7	Company Charter of Wise On China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.8	Articles of Association of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.1	Share Exchange Agreement, dated February 8, 2008, by and among Learning Quest Technologies, Inc., Color Man Holdings Ltd. and Joylink Holdings Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.2	Chartered Rights Agreement on Pingdingshan-Linru Expressway Project, dated April 10, 2003, by and between Pingdingshan Pinglin Expressway Co., Ltd. and Pingdingshan Bureau of Communications	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.3	Loan Contract of the Year 2004, dated December 28, 2004, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

10.4
Loan Contract of the Fixed Assets (No. YBZ No. 0054, 2005), dated July 29, 2005, by and between The Pingdingshan Branch of Industrial and Commercial Bank of China and Pingdingshan Pinglin Expressway Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.5	Loan Contract, dated February 25, 2005, by and between the Agricultural Bank of China, Xinhua Branch of Pingdingshan City and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.6	Loan Contract of the Year 2007, dated September 28, 2007, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.7	Loan Contract, dated June 7, 2005, by and between the Agricultural Bank of China, Xinhua Branch of Pingdingshan City and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.8	General Loan Contract, dated November 29, 2004, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.9
Loan Contract of the Fixed Assets (No. YBZ No. 0051, 2005), dated July 29, 2005, by and between The Pingdingshan Branch of Industrial and Commercial Bank of China and Pingdingshan Pinglin Expressway Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

31.1	Certification of Chief Executive Officer pursuant o Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

99.1	Audited Financial Statements of Pingdingshan Pinglin Expressway Co., Ltd. for the years ended June 30, 2007 and 2006	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

99.2	Unaudited Consolidated Financial Statements of Color Man Holdings Ltd. for the period ended September 30, 2007	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

99.3	Unaudited Consolidated Pro Forma Financial Statements of Color Man Holdings Limited for the period ended September 30, 2007 and the year ended June 30, 2007	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION

Dated: May 15, 2008	/s/ Li Xipeng
Li Xipeng
Chief Executive Officer

Dated: May 15, 2008	/s/ Zhang Chunxian
Zhang Chunxian
Chief Financial Officer