Form 10QSB/A
period 2008-03-31
China Infrastructure Investment CORP
filed 2008-08-01
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
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

EXPLANATORY NOTE

China Infrastructure Investment Corporation (the “Company”) is amending this Quarterly Report on Form 10-QSB/A solely to provide added detail with respect to a related party loan in the Notes to the Company’s Condensed Consolidated Financial Statements set forth herein.

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

During the 2006 and 2007 fiscal years, the Company made advances to suppliers on behalf of Tai Ao Expressway Co. Ltd. for the purchase of construction materials, amounting to approximately $45 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. The balances of $21,268,454 and $29,998,648 at March 31, 2008 and June 30, 2007, respectively, are unsecured, interest free and due on demand.

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

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB/A that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.01 to the Company’s Form 10-SB as filed with the SEC on December 17, 2004.

3.2	Certificate of Amendment to Articles of Incorporation of the Company (name change to China Infrastructure Investment Corporation)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB as filed with the SEC on May 15, 2008

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.02 to the Company’s Form 10-SB as filed with the SEC on December 17, 2004.

3.3	Certificate of Incorporation of Color Man Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.4	Certificate of Incorporation of Wise On China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.5	Certificate of Incorporation of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.6	Company Charter of Color Man Holdings Limited (Memorandum of Association and Articles of Association)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.7	Company Charter of Wise On China Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

3.8	Articles of Association of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.1	Share Exchange Agreement, dated February 8, 2008, by and among Learning Quest Technologies, Inc., Color Man Holdings Ltd. and Joylink Holdings Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.2	Chartered Rights Agreement on Pingdingshan-Linru Expressway Project, dated April 10, 2003, by and between Pingdingshan Pinglin Expressway Co., Ltd. and Pingdingshan Bureau of Communications	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

10.3	Loan Contract of the Year 2004, dated December 28, 2004, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION

Dated: August 1, 2008	/s/ Li Xipeng
Li Xipeng
Chief Executive Officer

Dated: August 1, 2008	/s/ Zhang Chunxian
Zhang Chunxian
Chief Financial Officer