Form 10-K
period 2008-06-30
China Infrastructure Investment CORP
filed 2008-09-29
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

Commission File Number 000-51081

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0484183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room D, 2F, Building 12, Xinxin Huayuan, Jinshui Road, Zhengzhou, Henan Province, The People’s Republic of China
(Address, including zip code, of principal executive offices)

(011) 86-375-2754377
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 based upon the closing price was approximately $320,000,000.

The number of outstanding shares of the registrant’s Common Stock on September 29, 2008 was 80,000,000.

China Infrastructure Investment Corporation
Annual Report on Form 10-K
For the Year Ended June 30, 2008

- i -

PART I
DESCRIPTION OF BUSINESS

ITEM 1.	Business

Forward Looking Statements

This Report contains forward-looking statements. Generally, the words “believes”, ”anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in other of our filings with the U.S. Securities and Exchange Commission. All references to “China Infrastructure Investment Corporation”, “us”, “we” or the “Company” in this Annual Report on Form 10-K mean China Infrastructure Investment Corporation, a Nevada corporation, and all entities owned or controlled by China Infrastructure Investment Corporation, except where it is made clear that the term only means the parent company.

Prior Operations of the Company

Learning Quest Technologies, Inc. (n/k/a China Infrastructure Investment Corporation and hereinafter the “Company”) was formed as a Nevada corporation on January 11, 2001, originally under the name of “Learning Quest Technologies, Inc.” We were in the business of developing, licensing and marketing educational products and services. Our business model centered on the development and distribution of high quality, educational tools and solutions for creating, authoring, publishing, presenting and selling education and training materials and content via the Internet. We commenced limited operations but were unsuccessful in fully implementing our business plan. We ceased operations and focused our efforts on seeking a business opportunity. On February 8, 2008, we entered into a Share Exchange Agreement with Color Man Holdings Limited, a British Virgin Islands company (“CMH”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (“Joylink”). As a result of the share exchange, we acquired all of the issued and outstanding securities of CMH from Joylink in exchange for 54,400,000 newly –issued shares of our common stock (the “Exchange”). Prior to the Exchange, we were considered a “blank check” company with zero assets and a net loss of approximately $25,000 for the year ending December 31, 2006. As of September 30, 2007, the Company had approximately $27,000 in liabilities.

Current Operations of The Company

History and Organizational Structure of CMH and Wise On China Limited (“WOC”)

CMH was formed on April 11, 2005 as a British Virgin Islands company with authorized capital of US$50,000 divided into 50,000 shares, each having a par value of US$1.00. Upon the consummation of the Exchange, the Company acquired Ten (10) shares of CMH’s capital stock, representing one hundred percent (100%) of the total issued and outstanding shares of capital stock of CMH. WOC was established and incorporated on November 2, 2005 with authorized share capital of HK$10,000 (approximately US$1,279.44) divided into 10,000 shares, each having a par value of HK$1.00 (approximately US$0.13). CMH’s sole business is to act as a holding company for WOC, and WOC’s sole business is to act as a holding company for Ping. CMH owns one (1) share of WOC approximately equal to US$0.13 in registered capital. Neither CMH nor WOC have a Board of Directors, however each company has one (1) Executive Director that serves as the legal representative and which may appoint a General Manager to lead each company’s routine operations. CMH’s current Executive Director is RCD (Nominee) Limited and WOC’s current Executive Director is Siu Choi Fat. Both CMH and WOC have their office located at Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong.

History of Ping and the Pinglin Expressway

In accordance with the PRC’s National Expressway Network Plan formulated by the State and “the Tenth Five-Year Plan” of Henan Province on the Comprehensive Traffic System Development Plan formulated by the Henan government for the purpose of completing the Pingdingshan-Linru portion of the Nanjing-Luoyang expressway (also referred to herein as the “Nanluo Expressway”), Ping competed in and won an open bid to fund, operate and manage such Pingdingshan-Linru portion in early 2003.

Thereafter, Pingdingshan Pinglin Expressway Co., Ltd (the “Ping”) was incorporated under the laws of the PRC on May 12, 2003 by four (4) investors, Henan Shengrun Venture Investment Management Co., Ltd. (“HSV”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“HPZ”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”) and Zhongyuan Trust & Investment Co., Ltd. (“ZTI”). At establishment, the percentage of each party’s equity interest was 46%, 18%, 18% and 18%, respectively. In May 21, 2007, PECC, HPZ and ZTI transferred all of their shares to HSV and Li Xipeng. After the transfer, Ping was held by HSV and Li Xipeng with equity interests of 95% and 5%, respectively. On June 18, 2007 (effective July 30, 2007), HSV and Li Xipeng entered into an equity transfer agreement pursuant to which they transferred all of their shares to WOC. the Company’s approved operation tenure is thirty (30) years.

Currently, Ping is wholly-owned by WOC. WOC has contributed RMB 260,000,000 (US$33,090,802) in registered capital of Ping with a total investment equal to RMB 750,000,000 (US$95,454,237). Ping’s office is located at Pinglin Toll Road Station, New District, Pingdingshan City, Henan Province, the PRC.

Current Business of Ping

Ping was founded with the purpose of providing to society high quality infrastructure services and to promote regional economic development by investing in, constructing, operating and managing an expressway property from the cities of Linru to Pingdingshan in Luoyang-Nanjing, the PRC referred to hereinafter as the “Pinglin Expressway” or the “Expressway” and the rental of petrol stations and service districts along the toll roads thereon.

With the approval from Henan Communications Bureau and the State Development and Reform Committee of China [NO. 2003-1784], the Company is permitted to construct and operate the Pinglin Expressway in Henan Province for thirty (30) years from 2003. Pursuant to the permission from Henan Communications Bureau and Henan Development and Reform Committee [NO. 2005-1885], the Company is entitled to operate six (6) toll gates. All the rates applicable to the automobiles are defined by the Henan Communications Bureau and Henan Development and Reform Committee.

The location of the Expressway is in Henan Province in central China, and is a hinge terminal of the traffic backbone throughout China. The “five (5) longitudinal roads and seven (7) transverse roads” in the national expressway network plan are intercrossed with each other in Henan, extending more than 1,000 km, and more than sixty percent (60%) of vehicles are those passing through Henan from other provinces.

The Pinglin Expressway is a significant part of the Nanluo Expressway, a national trunk in the expressway network in China. The Nanluo Expressway links the northwestern regions to the southeastern coastal regions of the PRC. The construction of Pinglin Expressway started from October 23, 2003 and completed in two (2) phases. The first phase of the construction which covered the part with a length of approximately 86 kilometers, linking Ruzhou and Pingdingshan in Henan Province, commercially opened on December 31, 2005. On May 31, 2006, the second phase of the construction, with the length of approximately 21 kilometers, linking Pingdingshan and Yexian in Henan Province was completed. With the operation of Pinglin Expressway, the key transport artery, national trunk Nanluo Expressway was entirely opened to traffic.

Today, the Pinglin Expressway is a dual carriageway four (4) lane expressway, the toll section of which is 106 km in length. Toll revenue from the passing vehicles through the Expressway’s six (6) toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s earnings. The Expressway is also located between two (2) key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingsha expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is lined with the Lianhuo (Lianyungang-Huoerguosi) national highway through the ringroad in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway into a network to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from Lianhuo high way to Zhengzhou then to Beijing-Zhuhai national highway to alter to Luoyang-Luohe section of Luonan route. Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links the sea ports, including Shanghai.

The Company’s operating income is achieved through toll charges on vehicles passing through the Expressway’s toll gates. The standard of toll charges is approved and set by the provincial price administrative bureau. The Company's revenue equals the relevant standard toll rate of the type of vehicles multiplies the relative miles of travel through the expressway which the Company is operating, and is cleared by the Henan Expressway System Toll Collection Center each month (Henan Expressway has a charges system and clearing center which calculates and allocates toll charge income according to the charge standards and the miles of travel of vehicles in the expressway). The Company is specialized in the operation and management of expressways. The maintenance projects are outsourced to professional road construction enterprises.

The Company began generating operating revenue in January 2006. The Company had not yet started full operation of the expressway prior to June 2006, therefore the operating income was at a low level and the growth was moderate; with the full operation of the expressway in June, the operating income sustained rapid growth. With respect to profits, since loan interest was included in the expenses, and the depreciation of fixed assets was accounted for during that period, the Company incurred a temporary loss in June. But with the increase of revenue, the Company crossed the profit and loss balance and achieved an increase in profit. Income in December was the same as in November on the whole, because of the seasonal winter impact on the traffic flow in December.

After several months of operations, the social awareness of the expressway gradually increased, and the number of passenger and commercial vehicles increased rapidly. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

Enterprise Strategy

Henan is a province with the largest population in China. However, its urbanization rate is far below the national average level. With rapid economic and social development and the accelerated process of urbanization in Henan, demands for infrastructure, the expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewage treatment are also growing rapidly. The existing infrastructure can no longer meet the needs of social development.

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

To seize the historic opportunity of rapid development of infrastructure of China and Henan, to rapidly strengthen and expand the Company's infrastructure industries, to create certain advantages of scale to further reduce the cost of the Company’s operations, the Company plans to invest in construction or purchase additional expressways, thermoelectricity, water supply or sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. Because the amount of investment in infrastructure is often relatively large, and the investment funds need to be in position within two (2) or three (3) years, the accumulated capital from the Company’s operation alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thus to promote and achieve these long-term development strategies.

Based on the operation and management of the Pinglin Expressway, the Company desires to take full advantage of free cash flow and capital market instruments to invest in construction or purchase of infrastructure assets and to exploit all the advantages in management, government relationships and stockholder support to make the Company a professional, continuously-growing infrastructure investment operator.

In addition, the Company will energetically push forward the standard management, human-based services, establish an information management platform and continue to improve the road condition and traffic capacity so as to provide the traveler with a smooth, safe and comfortable running environment. With the increasing influence of the Pinglin Expressway on the substitution and division of other transportation lines and the projected continuous and rapid growth in China and the specific area where the roads are located, we believe that the Company’s income from toll and profits will continue to increase.

General Overview on Industry and Market

General

With efforts to advance China’s expressway system out of its developmental stages, the PRC issued a series of polices to lead the development of expressway through increasing the investment amount. China’s main objectives of road construction during the “Tenth Five-Year Plan” are (a) that total road mileage will reach 2.1~2.3 million km in 2010, (b) that the main national highways with “five (5) in longitudinal direction and seven (7) in transverse “ will be built across China, (c) that eight (8) interprovincial roads will be built in the west area where the expressway will connect ninety percent (90%) of the cities with more than 200,000 population and (d) that the expressway network will be formed in the eastern parts of China. In 2020, the PRC estimates that China’s total road mileage will extend more than 70,000 km, connecting all cities with more than 200,000 in population and forming a nationwide expressway network.

Compared with common roads, the expressways have distinct economic and technical characteristics and are a central representation of the advanced productivity in road transportation. According to the Pingdingshan-Linru Expressway Project Feasibility Study Report, although expressways only account for approximately 1.4% and 1.72% of the total road mileage in China, the traffic volume undertaken thereby is a quarter of the total volume. At present, the running speed of China’s motor vehicles in the expressways are two (2) times that of secondary roads; a two-way expressway with four (4) lanes covers an area 2.5 times that of a common secondary road, and its traffic capacity is eight (8) to ten (10) times that of the latter (as such figures are represented in the aforementioned Report). We believe that once the expressways are connected with each other, it will have an immense opportunity for economic growth.

We believe that as a result of recent progress in the social and economic development in China, road transportation has taken on an important position among the five (5) areas constituting the comprehensive transportation system (road, railway, airway, watercourse and pipeline). We believe that expressway as a modern traffic infrastructure have become a backbone channel due to their many characteristics such as large traffic volume, high speed, far-reaching influence and extensive penetration, thus establishing its crucial position in China’s comprehensive transportation system. We believe that expressways highlight the road grade standard and running speed and thus effectively improve the “bottleneck” situation with traffic transportation in some areas as well as promote the optimization and upgrade of the road network. Along with national economic development, we believe China’s passenger and freight transportation will continue to rise. We believe that demand for special transportation, land development, regional economic development and an increase in people’s travel demands have resulted from an increase in economic income and a change in life style, and that such demands will require continued development of expressways to satisfy such demands.

Socio-Economic Conditions of Henan Province and Pingdingshan

Henan Province has the largest population in China and its GDP in 2005 ranked fifth (5th) in the whole country. In 2005, Henan’s GDP growth increased by 13.7% up from the previous year, higher than the national growth rate of 9.9%. Pingdingshan is an important energy base and industrial city in Henan Province, which has abundant coal and salt resources. Coal mining, electricity, chemicals, steel and mechanical industry are the pillar industries of the city. In 2005, Pingdingshan’s GDP ranked sixth (6th) in Henan Province and its growth rate was higher than the average level of the whole province. Pingdingshan had a population of 4.93 million in 2005.

The Road Network Conditions of Henan Province and Pingdingshan City

Henan Province, which we believe has unique road advantages, is located in the central part of China. There are nine (9) national planned expressways including Lianhuo and Beijing-Hong Kong-Macao, and nine (9) national ways including No.107 and No.310, both of which pass through Henan. At the end of 2005, the total provincial traffic mileage had achieved 79,506 km, of which roads of second grade or above account for 30.8% of the total. The density of the road network reached 47.6 km per hundred square kilometer and with the rapid development of expressways, traffic mileage had reached 2,678 km by the end of 2005, ranking fourth (4th) in the country (these figures have been quoted from the 2005 Annual Report of the PRC listed company Central Expressway (symbol: 600020).

According to the PL Report, there are currently two (2) expressways, two (2) national roads and four (4) provincial roads which pass through Pingdingshan. However, the proportion of high-grade roads mileage is very low. The comprehensive technical level of the city road network ranges between level three (3) and level four (4), and it is accompanied with serious problems such as disorderly traffic, accidents and traffic jams. The average speed of the road network is only 37.61 km and the integrated saturation is 1.5, fifty percent (50%) over the normal capacity. As expressways under-construction will be open to traffic in succession, we believe the road network condition will gradually improve.

Main Advantages

Geographic Location

The infrastructure has a natural characteristic of regional monopolization, and there is no other resource to replace it within a specific region. Therefore, the geographic location decides the market space of infrastructure assets and has a substantial influence on the profit-earning capability of such assets, and so does the expressway industry. The Pinglin Expressway is located between Luoyang and Pingdingshan, two (2) major industrial cities among the city group in central China and Henan Province. In the north, the Expressway connects with the northwest area through the Lianyungang-Huo’erguosi expressway in Luoyang, and in the east connects to Anhui, Jiangsu, Zhejiang and Shanghai through Luohe city. In the south, the Expressway connects with the Beijing-Zhuhai expressway through Luohe City. With the gradual emergence of the effects produced by China’s initialization of its domestic demand policy, we believe the logistics between the coastal areas and inland China will result in further growth.

Corporate Governance Structure

The Company has a standard and highly effective corporate governance structure. Ping intends to implement a management system of responsibility by the General Manager under the leadership of its Board of Directors and establish an internal control system. Ping currently implements a series of incentive and binding policies to encourage management to create value for its stockholder, thus avoiding the defects commonly encountered in state-owned enterprises such as internally-connected person control and absence of the owners. We believe these standards and practices will ensure that the Company’s operating activities will not deviate from the track of healthy development.

Governmental Relationship

The operation of the infrastructure industry will not be separated from the support and cooperation of the governmental departments. Whether the infrastructure is working at optimum levels is associated with the integral competitiveness of a city and even a district. Therefore, each local government attaches great importance to the construction and operation of the infrastructure and provides a strategic priority to its development. Henan is located in central China, and has been positioned as an agricultural province for a long time, where the urbanization rate is lower than the average level of the whole country, the infrastructures are backward and the local governments have more eagerness to advance the infrastructure. However, due to certain restrictions on local finance, it is impossible to complete such a significant project only by depending on the investment from the government. During the construction of Pinglin Expressway, the Company experienced many links such as project examination and approval, bank funding, license authorization, charging approval and governmental custody and high efficiency management. As a result, we believe Ping has achieved recognition from the various governmental departments and has established a good cooperative relationship with them. We believe this will also establish a solid basis for long-term development of the Company.

Financial Advantages

We believe the Company's major financial advantages to be (a) sound operation, (b) stable growth of operating income, (c) low market risk, (d) no cyclical fluctuation, (e) strong capacity of cash flow from operation, (f) large free cash flow and (g) strong solvency and capital accumulation capacity. Furthermore, infrastructure industries are in line with the state’s industrial policy and concessions on charge standards and interest rates on bank loans.

Qualifications

The Company entered into that certain Chartered Right Agreement on Pingdingshan-Linru Expressway Project on April 10, 2003 with the Pingdingshan Communications Bureau (authorized by Pingdingshan People’s Government), upon which, the Company is entitled to the rights of construction, operation and toll collection. A copy of such Agreement is attached to this Report as Exhibit 10.2.

In accordance with Y. F. G. S. F. [2006] No. 1460 filed jointly by Henan Provincial Development and Reform Commission and Henan Provincial Department of Communications, the toll collection standard of Pingdingshan-Linru expressway was specially increased on Oct. 20, 2006, and the charging standard after the adjustment is as follows:

	Type of Vehicle	Charging: RMB: Yuan/car km	Charging: USD: Dollar/car km
Type A	Small passenger car, truck loaded below 2 tons	0.55	0.0759
Type B	Middle-sized passenger car, truck loaded 2-5 tons	0.75, 0.80	0.1035, 0.1104
Type C	Large-sized passenger car, truck loaded 5-8 tons	1.10, 1.40	0.1518, 0.1931
Type D	Truck loaded 8-20 tons l	1.75	0.2414
Type E	Truck loaded 20-40 tons	2.10	0.2897
Type F	Truck loaded more than 40 tons	RMB0.08/ton. km	0.0110/ton.km

Technical Information

According to the rules in “Road Engineering Technical Standard” issued by Ministry of Communications of PRC, the main technical indexes of Pinglin Expressway are in the table as follows:

Construction mileage	107km
Grade of the Road	Dual-carriageway with two (2) lanes each direction
Design Speed	120km/h
Road Surface Type	Asphalt concrete
Design Load for Bridge/Culvert	Automobile - S 20, Trailer-120
Terrain	Plain lightly undulate area

Employees

Ping attaches great importance to the cultivation of professional managerial persons and pursues a talent policy of retaining professionals by undertaking an enterprise culture. Through continuously improving its corporate governance structure, management system and talent introduction and incentive system, Ping has created an excellent working atmosphere and development opportunity, which integrates the individual occupational plan with the Company’s development and reduces the turnover of the employees, especially the core technicians, thus forming a relatively stable and high-quality employee team. Figure 1 below sets forth the current institutional structure of Ping:

As of June 30, 2008, we had approximately 373 full-time employees. The number of employees by functions is listed below:

	Number of Employees	% of Total Employees
Toll Collection Operations	262	70.2
Maintenance and Operations	43	11.5
Finance and Accounting	5	1.3
Administration	52	14.0
Executive Management	11	3.0
Total	373	100

Institutional Structure

There are six (6) departments in the Company, and the main function of each department is as follows:

Operation and Management Department: This Department is responsible for toll collection management, routine maintenance of operating facilities and statistics of traffic volume.

Engineering Maintenance Department: This Department is responsible for the organization of Expressway maintenance, for managing infrastructure and maintenance projects, for coordinating the relationship between the parties participating in the projects, for managing project quality and for selecting and purchasing fixed assets and project materials.

Road Administration Department: This Department is responsible for implementing national laws and regulations on the expressways, maintaining road assets and property rights according to the law, supervising and investigating expressway cases and other road administration such as comprehensive management and special treatment and supervising the maintenance work.

Planned Finance Department: This Department is responsible for setting and optimizing the financial system and flow, conducting basic accounting checks, controlling and managing financial matters, managing capital plans, managing contracts, researching and preparing mid and long term development plans, conducting internal audits and other matters related to industry, commerce and taxation.

Human Resources Department: This Department is responsible for drafting human resources plans and allocating the staff, organizing and implementing staff training and career development, providing performance and salary management as well as other personnel services.

Office Department: This Department is responsible for managing administrative affairs, drafting the Company’s systems and documents, managing the archives, stamps and vehicles and organizing and administrating conference-related matters.

Intellectual Property

We currently do not own any copyrights, trademarks or patents.

Competition

Our competition consists of other expressways. As newly-constructed expressways continue to open, the expressway network improves and the density of road network increases, a portion of traffic flow will change whereby travelers will opt for shorter traveling routes, while the expressway network has the clustering effect on traffic flow. Thus, relevant expressways will form competition against each other. The Pinglin Expressway has its competitive advantage in route; according to China’s expressway general plan, it will be the shortest route in the province.

Secondly, the common roads have competition between each other. Although on the common roads there are some problems such as low velocity, high oil consumption and low safety, the charges for the vehicle are inexpensive so that some of the traffic flow may be attracted. However, as the economy grows and people’s income rises, we believe time and safety factors will be more of a priority, especially in long distance road transportation, and the advantage of expressways will be prominent.

Thirdly, there are competitions from railways and air transportation. The capacity of air-express is limited, and it costs much more than expressways do, so it is restrained in its availability to the general public. The railway transportation has a lower cost, but it is different from the road transportation due to different service objects. Moreover, the total social demand for passenger and freight transportation is increasing, so the increase in the railway transportation capacity can’t completely offset by the growth in demand for expressways.

Research and Development

The Company did not incur any expenses on research and development during the fiscal year ended June 30, 2008 or during the fiscal year ended June 30, 2007.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2008.

ITEM 1A.	Risk Factors

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

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of the Company’s Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2008, we had approximately RMB 36.9 million (approximately US$5.8 million) in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price Is Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the toll road industry have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in toll road standards;

•	market conditions of securities traded on the NASDAQ Capital Market;

•	investor perceptions of us and the toll road industry generally; and

•	general economic and other national conditions.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

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

After giving effect to the issuance of all the shares of Common Stock, Joylink has voting power equal to sixty-eight percent (68%) of our voting securities as of the date of this Report. Moreover, Joylink is fifty percent (50%) controlled by Li Xipeng, the Company’s Chief Executive Officer and Chairman of the Board. As a result, Joylink, and our CEO through such stock ownership, exercises control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Joylink may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Joylink.

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

We Do Not Foresee Paying Cash Dividends In The Foreseeable Future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

DESCRIPTION OF PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Ping owns land use rights with respect to its office location at Pinglin Toll Road Station, New District, Pingdingshan City, Henan Province, the PRC. Pursuant to the approval from The Ministry of Land and Resources of the PRC [No. 2004-289] dated September 10, 2004, Ping was granted approximately Seven Hundred (700) hectares land use right for construction purpose, among which approximately Eight (8) hectares were used in association with the office and service facilities and the others were used for the construction of toll road infrastructures.

CMH and WOC share offices at Room 42, New Henry House, 10 Ice House Street, Central, Hong Kong. This office consists of approximately Three Thousand (3,000) square feet. Each company pays HK$2,500 (US$325) per annum for use of this office. The term of this lease expires on December 31, 2008.

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

LEGAL PROCEEDINGS

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation with the Company.

On June 27, 2007, China railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Compay believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there is no contingency accrual for this case at June 30, 2008.

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the Company that loaned them money then sued the company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgement made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of June 30, 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S
COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the NASDAQ National Capital Market under the symbol “CIIC”. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High	Low
Calendar Year Ended December 31, 2008
1st Quarter	$5.10	$4.30
2nd Quarter	$5.00	$4.15

Calendar Year Ended December 31, 2007
1st Quarter:	NONE	NONE
2nd Quarter:	NONE	NONE
3nd Quarter:	$0.05	$0.05
4rd Quarter (through December 18th prior 1 for 2 reverse split):	$0.05	$0.05
4th Quarter (from December 19th after 1 for 2 reverse split):	$0.02	$0.02

Calendar Year Ended December 31, 2006
1st Quarter:	NONE	NONE
2nd Quarter:	NONE	NONE
3rd Quarter:	NONE	NONE
4th Quarter:	NONE	NONE

When the trading price of the Company’s Common Stock is below $5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

Holders of Common Equity

As of June 30, 2008 and as of this Report, the Company has an aggregate of 80,000,000 shares of its Common Stock issued and outstanding and twenty-five (25) stockholders of record.

Dividends

Prior to the closing of the Exchange, the Company effectuated a 2-1 reverse stock split for the issued and outstanding shares of its Common Stock. The effective date for this reverse split was December 3, 2007.

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

The further issuance of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future. We have not paid any cash dividends on our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
N/A	-0-	-0-	-0-
Total	-0-	-0-	-0-

Options and Warrants

As of the date of this Report, we have no outstanding options or warrants.

Transfer Agent

Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117, telephone (801) 272-9294, facsimile (801) 277-3147 currently acts as our transfer agent and registrar.

Performance Graph

Not required for a smaller reporting company.

Recent Sales of Unregistered Securities

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

On February 8, 2008, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of CMH in exchange for the issuance by the Company of 54,400,000 newly-issued shares of Common Stock to the Stockholder (Joylink Holdings, Inc.).

ITEM 6.	Selected Financial Data

Not required for a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Report. This Report contains forward-looking statements. Generally, the words “believes”, ”anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

We are engaged in the investment, construction, operation and management of the Expressway toll road and the rental of petrol stations and service districts along the toll roads.

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

The Company’s operating income is achieved through toll charges on vehicles that go through the toll gate. The standard of toll charges is approved and set by the provincial price administrative bureau. The Company's revenue is equal to the relevant standard toll rate for the types of vehicles multiplied by the relative miles of travel through the expressway which the Company is operating, and is cleared by the Henan Expressway System Toll Collection Center each month (Henan Expressway has a charges system and clearing center which calculates and allocates toll charge income according to the charge standards and the miles of travel of vehicles in the expressway). The Company is specialized in the operation and management of expressways. The maintenance projects are outsourced to professional road construction enterprises.

The Company began generating operating revenue in January 2006. The Company had not yet started full operation of the expressway prior to June 2006, therefore the operating income was at a low level and the growth was moderate. With the full operation of the Expressway in June 2006, the operating income had sustained rapid growth. With respect to profit, as the loan interest of the Company was included in the expenses, and the depreciation of fixed assets was accounted in the current period, the Company incurred a temporary loss in June. But with the increase of revenue, the Company has generated a profit and has achieved sustained increases in profit for the past several months.

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

To seize the historic opportunity of rapid development of infrastructure of China and Henan, to rapidly strengthen and expand the Company's infrastructure industries, to create advantages on scale, thereby to further reduce the cost of operation, the Company plans to invest in construction of purchase additional expressways, thermoelectricity, water supply or sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. Because the amount of investment in infrastructure is often relatively large, and the investment funds need to be in position within two (2) or three (3) years, the accumulated capital from the Company’s operation alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thus to promote and achieve these long-term development strategies.

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

Significant Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than other in their application.

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included herein.

We determine the estimated useful lives and related depreciation charges for our toll road infrastructures, property, plant and equipment. This estimate is based on the historical experience of the actual useful lives of toll road infrastructures, property, plant and equipment of similar nature and functions and the practice in similar industry. Toll road infrastructures, property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operations of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as estimated by reference to traffic projection reports prepared by an independent PRC organization each year. It could change significantly as a result of technical innovations and competitor actions in response to severe industry cycles. Other properties, plant and equipment are depreciated or amortized over their estimated useful lives, using the straight-line method. We will increase the depreciation charge where useful lives are less than previously estimated lives, or we will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2008 and 2007.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the years ended June 30, 2008 and 2007.

Contingencies

In normal course of business, we are subject to contingencies, including, legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the years ended June 30, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standands (“SFAS”) No. 157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on July 1, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair value option will have a material effect on the results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

Results of Operations

Results of Operations for the Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	Fiscal Years Ended June 30,		Fiscal Years Ended June 30,
	2008	2007	2008	2007

Revenues	$56,424,236	$38,449,103	100%	100%
Operating costs	6,814,079	1,353,310	12.1%	3.5%
Depreciation and amortization	6,483,911	5,811,456	11.5%	15.1%
Gross profit	43,126,246	31,284,337	76.4%	81.4%
General and administrative expenses	3,268,346	2,189,499	5.8%	5.7%
Income from operations	39,857,900	29,094,838	70.6%	75.7%
Interest expense, net	23,941,036	19,326,104	42.4%	50.3%
Other income, net	905,832	188,577	1.6%	0.5%
Income from operations before income taxes	16,822,696	9,957,311	29.8%	25.9%
Income tax expense	4,287,907	2,489,328	7.6%	6.5%
Net income	12,534,789	7,467,983	22.2%	19.4%

Revenues

Our revenues are derived from the operation of the Pinglin Expressway. Our revenues increased approximately US$18.0 million, or 46.8% from approximately US$38.4 million for the fiscal year ended June 30, 2007 to approximately US$56.4 million for the fiscal year ended June 30, 2008. The increase was mainly attributable to the increase in traffic volumes.

On December 26, 2005, the first phase of the Expressway with a length of approximately 86 kilometers was completed and commenced toll operation. On May 31, 2006, with the completion of the remaining part of approximately 21 kilometers, the entire Expressway was put into operation. The key transport artery, national trunk Nanluo Expressway was entirely put into operation as well, which increased the importance of the Expressway to those vehicles passing through. Accordingly, the converted average daily traffic volumes, a guide line to evaluate the operation performance specially used in the toll road industry, increased 3,847 units, or 37.0%, from 10,411 units for the fiscal year ended June 30, 2007 to 14,258 units for the fiscal year ended June 30, 2008.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost and labor cost associated with the toll operations. For the fiscal year ended June 30, 2008, the operating costs sharply increased approximately US$5.4 million, or 403.5%, to approximately US$6.8 million, compared to approximately US$1.4 million for the fiscal year ended June 30, 2007. This increase is mainly due to the following: (i) along with the increase of traffic volumes, our maintenance cost increased approximately US$5.1 million to approximately US$5.3 million during the fiscal year ended June 30, 2008, and (ii) the increase of the labor cost and welfares approximately amounted to US$0.7 million as the Company hired more employees for toll operation.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately $0.7 million, or 11.6%, from approximately $5.8 million for the fiscal year ended June 30, 2007 to approximately $6.5 million for the fiscal year ended June 30, 2008. This increase is mainly due to the increase in the depreciation rate along with the increase of traffic volumes.

Depreciation of toll road infrastructures is calculated to write off their cost on a units-of-usage basis whereby the Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated. As analyzed in revenues, the converted average daily traffic volumes grew 37.0% during the comparative periods, which exceeded our original expectation, thereby, we re-estimated our future traffic volumes at the end of the fiscal year ended June 30, 2008. Pursuant to the evaluation report from Henan Transportation Technique Institute, an independent agency who has such special knowledge and license on estimation of traffic volumes, our total future estimated traffic volumes approximately increased 11% compared to our original estimation, which decreased the “usage” of our toll road infrastructures under units-of usage basis. As a result, the depreciation of toll road infrastructures for the fiscal year ended June 30, 2008 only increased 10.6% compared to the fiscal year ended June 30, 2007.

Gross Profit

Our gross profit increased approximately US$11.8 million, or 37.9%, from approximately US$31.3 million for the fiscal year ended June 30, 2007 to approximately US$43.1 million for the fiscal year ended June 30, 2008. This increase reflected higher net sales and operating efficiencies generally across our expressway business.

Gross profit as a percentage of revenues decreased from 81.4% for the fiscal year ended June 30, 2007 to 76.4% for the fiscal year ended June 30, 2008. Such percentage decrease is primarily due to the increased maintenance costs during 2008.

General and Administrative Expenses

General and administrative expenses increased approximately US$1.1 million, or 49.3%, from US$2.2 million for the fiscal year ended June 30, 2007 to approximately US$3.3 million for the fiscal year ended June 30, 2008. The increase in our administration expenses was mainly attributable to the following: (i) an increase approximately amounted to US$0.1 million in employee payroll, welfare and related education and union fee as a result of the increase in the number of employees associated with our business expansions; (ii) an increase in our land use tax and real estate tax approximately amounted to US$0.2 million, which were imposed by the local tax bureau from the second half of year 2007; (iii) an increase in our consulting fee and audit fee associated with public listing of approximately US$0.3 million; and, (iv) an increase in our overseas traveling expenses to approximately US$0.2 million in association with our public listing.

Interest Expense, Net

Net interest expense increased approximately US$4.6 million, or 23.9%, from approximately US$19.3 million for the fiscal year ended June 30, 2007 to approximately US$23.9 million for the fiscal year ended June 30, 2008. This increase is primarily due to the increased interest rate of our loans. The People’s Bank of China increased the benchmark of the interest rate for long term loan over five years from 7.2% for the fiscal year ended June 30, 2007 to 7.83% for the fiscal year ended June 30, 2008, accordingly, our lenders increased the interest rate to some degree.

Income Tax Expense

Income tax expense increased approximately US$1.8 million, or 72.3%, from approximately US$2.5 million for the fiscal year ended June 30, 2007 to approximately US$4.3 million for the fiscal year ended June 30, 2008, as a result of the increase in our income. Our effective tax rate was 25% for both the years ended June 30, 2008 and 2007.

Net Income

Our net income increased approximately US$5.0 million, or 67.8%, from approximately US$7.5 million for the fiscal year ended June 30, 2007 to approximately US$12.5 million for the fiscal year ended June 30, 2008. This increase is primarily attributable to the growth of our toll revenues during the two (2) reporting years and the cumulative effect of other factors aforementioned.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, operating profit and a combination of borrowings from banks and capital contributions from WOC. During the reporting years, we arranged a number of bank loans to satisfy our financing needs. To date, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in dollar, for the years indicated:

	Fiscal Year Ended June 30,
	2008	2007
Net cash provided by operating activities	14,532,008	11,509,085
Net cash provided by (used in) investing activities	4,196,036	(20,656,348)
Net cash (used in) provided by financing activities	(16,841,173)	12,241,747
Net increase in cash and cash equivalents	1,886,871	3,094,484
Effect of exchange rate changes on cash	(1,948,489)	(2,788,362)
Cash and cash equivalents at beginning of period	5,830,962	5,524,840
Cash and cash equivalents at end of period	5,769,344	5,830,962

Operating Activities

Net cash provided by operating activities is approximately US$14.5 million for the fiscal year ended June 30, 2008, as compared to US$11.5 million for the fiscal year ended June 30, 2007. The increase is mainly due to the combined result of increased toll receipts, offset in part by operational costs and expenses.

Investing Activities

Net cash provided by investing activities is approximately US$4.2 million for the fiscal year ended June 30, 2008, as compared to approximately US $20.7 million net cash used in investing activities for the fiscal year ended June 30, 2007. Such change is mainly due to: i) partial receipt of an advance to a related party approximately amounted to US$10.9 million; and, ii) our payment associated with toll road construction reduced in line with the Pinglin Expressway’s opening to the public in May 2006.

Financing Activities

Net cash used in financing activities is approximately US$16.8 million for the fiscal year ended June 30, 2008, as compared to approximately US$12.2 million net cash provided by financing activities for the fiscal year ended June 30, 2007. Such change is mainly due to i) a proceed from notes payable approximately amounted to US$7.6 million was received in association with toll road construction during the fiscal year ended June 30, 2007, most of which came to mature and was repaid during the fiscal year ended June 30, 2008; and, ii) partially we finance our working capital from short-term bank loans previously, net proceeds from short-term bank loans was approximately US$5.2 million during the fiscal year ended June 30, 2007. In line with our growth in toll road business, cash flows from our daily toll road operation can basically fulfill our requirements for working capital, hence we repaid all of our short-term bank loans of approximately amounted to US$11.0 million during the fiscal year ended June 30, 2008.

Working Capital

Our working capital deficiency decreased by approximately US$7.9 million from approximately US$14.5 million as of June 30, 2007 to approximately US$6.6 million as of June 30, 2008, which primarily due to our increase in other current assets approximately amounted to US$1.0 million and decrease in short-term bank loans, current portion of long-term loans, note payable and payable to contractors approximately amounted to US$10.5 million, US$123.4 million, US$5.3 million and US$2.2 million, respectively, and partly offset by a decrease in restricted cash, accounts receivable, other receivables, notes receivable from related parties and advance to a related party approximately amounted to US$2.6 million, US$0.7 million, US$1.0 million, US$115.9 and US$8.3 million, respectively, and an increase in other payables and accrued liabilities and deferred tax liabilities approximately amounted to US$1.9 million and US$4.0 million, respectively. The decrease in short-term bank loans, note payable and the decrease in restricted cash represented our repayment and the result of our financing arrangement. The decrease in current portion of long-term loans primarily represented the maturity of our long-term loans approximately amounted to US$134 million which have been renewed and extended through May 2022, thus there is no such huge repayment pressure of the Company as of June 30, 2008 and for the foreseeable future. The decrease in current portion of notes receivable from related parties is primarily due to we extended our note receivables from the related companies Tai Ao Expressway Co., Ltd and Xinyang Expressway Co., Ltd approximately amounted to US$139.9 million, in aggregate, to June 29, 2010. The decrease in advance to a related party is primarily due to the repayment from the related party.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures approximately of US$6.7 million and US$24.7 million for the years ended June 30, 2008 and 2007, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipments related to our toll operations. If we are permitted to construct and operate new toll road or invest other toll road companies, we may require additional funds.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-23 comprising a portion of this Annual Report immediately following the signature page of this Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective May 14, 2008, HJ & Associates, LLC (“HJ”) resigned as the Company’s independent registered public accounting firm.

HJ’s report on the Company’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through May 14, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein HJ expressed substantial doubt about the Company’s ability to continue as a going concern.

The resignation of the independent registered public accountants was approved by the Company’s Board of Directors effective May 14, 2008.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through May 14, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through May 14, 2008, HJ did not advise the Company of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

The Company has requested HJ to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1.

On May 14, 2008, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. (“Weinberg”) as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately.  The Company did not consult Weinberg on any matters described in Item 304(a)(2) of Regulation S-K during the Company’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Weinberg

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended June 30, 2008 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of June 30, 2008 were effective.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On May 21, 2008, the Board of Directors of the Company unanimously resolved to amend and restate the Company’s bylaws, and the Company did amend and restate its bylaws, dated as of May 21, 2008, in light of the fact that certain provisions therein were obsolete or required amendments to render the Company’s securities eligible for listing through the Direct Registration System. A copy of the amended and restated bylaws of the Company is referenced hereto as Exhibit 3.3.

On May 21, 2008, the Board of Directors of the Company simultaneously rescinded the Company’s Code of Ethics adopted by the Board of Directors in 2001, effective immediately and adopted a new Code of Ethics that applies to the Company's officers, directors and employees. A copy of the Code of Ethics is referenced hereto as Exhibit 14.1.

On May 21, 2008, the Board of Directors of the Company also approved the Charters for each of the Audit Committee, the Compensation and the Nominating Committees of the Board. A copy of the Audit Committee Charter, the Compensation Committee Charter and the Nominating Committee Charter are referenced to this Report as Exhibits 99.1, 99.2 and 99.3, respectively.

On August 12, 2008, the Company’s common stock began trading on the NASDAQ Stock Market LLC under the new symbol “CIIC”.

PART III

ITEM10.	Directors, Executive Officers, and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Set forth below are the names of the Company’s directors and officers, their business experience during the last five (5) years, their ages and all positions and offices that they shall hold with the Company following the expiration of the ten (10) day time period following the mailing of an Information Statement complying with Form 14F-1 under the Exchange Act in connection with the Exchange. The Company has no “significant employees”.

Name	Age	Position(s)
Li Xipeng	45	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	43	Chief Financial Officer and Director
Lin Jie	47	Vice President of Operations
Wu Lei	31	Vice President of Strategy Development
Wang Feng	35	Secretary
Sun Jianhao	45	Director
Huang Yuemin	51	Director
Xu Huiqing	54	Director
Li Changlai	44	Director
Mu Xinjie	38	Director

Family Relationships

There are no family relationships between or among the members of the Board of Directors or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC, except that Mu Xinjie previously served as Chief Financial Officer of Jingwei International Limited (JNGW.OB).

Biographies (Business Experience)

Li Xipeng has served as Chief Executive Officer of the Company and has served as a Director of the Company since the closing date of the Exchange and as Chairman of Ping since May 2003. Prior to that, Mr. Li served as Chairman of HSV in the PRC since May 2001 and prior to that he served as Chairman of Henan Shengrun Real Estate Co., Ltd. in the PRC since May 2000. Mr. Li is also currently the legal representative of Ping. Mr. Li graduated from Zhongnan University of Economics and Law and he earned his EMBA at Cheung Kong Graduate School of Business.

Zhang Chunxian has served as Chief Financial Officer of the Company since March 9, 2008 and has served as Chief Financial Officer of Ping since May 2003. Prior to that, Mr. Zhang served as Manager in the Trust and Investment Department of Zhongyuan Trust and Investment Co., Ltd. in the PRC. Mr. Zhang is a Chinese Certified Public Accountant.

Lin Jie has served as a Vice President of Operations of the Company since March 9, 2008 and has served as Manager of the Finance Department and as Assistant to the General Manager of Ping since May 2003. Prior to that, Ms. Lin served as Manager of the Finance Department of Henan Shengrun Real Estate Co., Ltd. in the PRC since March 2000.

Wu Lei has served as Vice President of Strategy Development of the Company since March 9, 2008. Ms. Wu earned her BSc. at Wuhan University (Law) in 2000 and her Masters degree in economics in 2006. Ms. Wu has no prior work experience.

Wang Feng has served as corporate Secretary of the Company since March 9, 2008 and has served as the corporate Secretary of Ping since May 2007. Prior to that, Mr. Wang served as Investment Manager of Henan Hi-Tech Venture Capital Co., Ltd. in the PRC from March 2006 to May 2007 and as Investment Manager of Zhongyuan Trust and Investment Co., Ltd. in the PRC from November 2003 through February 2006. Prior to that Mr. Wang earned his Masters degree from Beijing Information Science and Technology University and his BSc. at Hunan University. Mr. Wang is a Chinese Certified Public Accountant.

Sun Jianhao has served as a Director of the Company since March 9, 2008 and has served as Chairman of Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. in the PRC since November 2004. Prior to that Mr. Sun served as Deputy Director of Pingdingshan Development and Planning Commission in the PRC from September 2004 through October 2004. Prior to that Mr. Sun served as Deputy Director of Pingdingshan New District Management Commission in the PRC from August 1999 through August 2004.

Huang Yuemin has served as a Director of the Company since March 9, 2008 and has served as Manager in the International Operations Department, General Manager and Chairman of Zhongyuan Trust and Investment Co., Ltd. in the PRC since March 1990. Prior to that, Mr. Huang served as Director in the Investment Department of Henan Development and Planning Commission in the PRC since August 1984 through February 1990. Mr. Huang earned his Associate’s degree from Tianjin University.

Xu Huiqing has served as a Director of the Company since March 9, 2008 and has served as Chairman and General Manager of Pingdingshan High Way Construction Co., Ltd. in the PRC since June 2003. Prior to that, Mr. Xu served as Deputy Director of Pingdingshan Bureau of Communications in the PRC from March 2002 through June 2003. Prior to that, Mr. Xu served as Deputy Director General for Pingdingshan Geography and Mine Bureau in the PRC from May 1994 through March 2002.

Li Changlai has served as a Director of the Company since March 9, 2008 and has served as General Manager of Weilan Highway Investment Construction Co., Ltd. since December 2004. Prior to that, Mr. Li served as Chief Engineer of Henan Highway Development Co., Ltd. from June 2002 through December 2004. Prior to that Mr. Li served as Manager of Department of Zhumadian Expressway Managing for Henan Highway Development Co., Ltd. in the PRC from October 2001 through June 2002. Mr. Li earned his Masters degree at Changan University.

Mu Xinjie has served as a Director of the Company since March 9, 2008. From April 2007 through December 2007, Mr. Mu served as Chief Financial Officer of Jingwei International Limited (OTCBB: JNGW.OB). Prior to that, Mr. Mu served as Senior Accountant for Geller and Company in the department serving exclusively Bloomberg, LLP from January 2006 through April 2007. Prior to that, Mr. Mu served as Chief Financial Officer of Tongyuan Technology Company from March 2005 through October 2005. Prior to that, Mr. Mu served as Senior Accountant of Flightsafety International, Inc., a wholly-owned subsidiary of Berkshire Hathaway from September 1999 through March 2005. Mr. Mu earned his BCs at Hebei University of Science and Technology (Chemical Engineering) and his MBA at the City University of New York.

Involvement in Certain Legal Proceedings

None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2008 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year, except for the following persons have failed to file the corresponding documents set forth below:

Name	Form Type	Type of Holder
Li Xipeng	Form 3	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	Form 3	Chief Financial Officer and Director
Lin Jie	Form 3	Vice President of Operations
Wu Lei	Form 3	Vice President of Strategy Development
Wang Feng	Form 3	Secretary
Sun Jianhao	Form 3	Director
Huang Yuemin	Form 3	Director
Xu Huiqing	Form 3	Director
Li Changlai	Form 3	Director
Mu Xinjie	Form 3	Director
Joylink Holdings, Inc.	Form 3	10% Holder

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ (attached hereto as Exhibit 14.1). This Code of Ethics applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During 2008, members of the Audit Committee were independent directors Huang Yuemin, Xu Huiqing and Mu Xinjie. Our Audit Committee financial expert is Mu Xinjie, an independent director. The Audit Committee met one time during the fiscal year ended June 30, 2008.

•
Compensation Committee – Independent directors Xu Huiqing, Huang Yuemin and Li Changlai were members of our Compensation Committee during fiscal 2008. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees. The Compensation Committee met one time during the fiscal year ended June 30, 2008.

•
Nominating Committee – Independent directors Li Changlai, Huang Yuemin and Xu Huiqing were members of our Nominating Committee, effective May 21, 2008. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Nominating Committee met one time during the fiscal year ended June 30, 2008. The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Named Executive Officers of the Company during the years ended June 30, 2008, December 31, 2007 and December 31, 2006.

Name And Principal Function	Year	Salary	Bonus	Employer’s Contribution to Mandatory Pension and other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Li Xipeng, Chief Executive Officer (1)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	- 0 – - 0 – - 0 –	-0- -0- -0-

Zhang Chunxian, Chief Financial Officer (2)	2008 2007 2006	15,000 -0- -0-	7,517 -0- -0-	5,730 -0- -0-	28,247 -0- -0-

Lin Jie, Vice President of Operations (3)	2008 2007 2006	11,706 -0- -0-	5,998 -0- -0-	4,472 -0- -0-	22,176 -0- -0-

Wu Lei Vice President of Strategy Development (4)	2008 2007 2006	4,713 -0- -0-	1,100 -0- -0-	1,800 -0- -0-	7,613 -0- -0-

Wang Feng, Secretary (5)	2008 2007 2006	11,623 -0- -0-	4,619 -0- -0-	4,440 -0- -0-	20,682 -0- -0-

Narrative Disclosure to Summary Compensation Table

In 2007, we paid an aggregate of approximately $205,683 in cash compensation to our management team members, including $109,568 for salary, $54,260 for bonus, and $41,855 for benefits. We paid an aggregate of approximately $78,718 to our senior executive officers, including salary, bonus and benefits. Our senior executive officers are eligible to receive cash bonuses which are paid on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals. The amount of the bonus is determined by our board compensation committee at the end of each fiscal year.

In order to retain experienced and senior level executives, we believe the salary and bonus compensation of our senior executives is one of the highest among local equivalent companies. The Company will continue to provide competitive salary and bonus compensation to retain and recruit high quality executives and employees.

The Company will introduce option and equity based incentive scheme in the near future as compensation for our senior executives and independent directors for the successful operation results.

All senior executives have the standard three-year employment service contracts in accordance with applicable PRC regulations. None of these service contracts provides benefits upon termination. These are standard employment service contracts without any specific terms and duration for any positions that the senior executives are holding. In addition, we did not provide any pension or retirement plans for senior executives other than the mandatory plans required by the PRC government.

The Company currently does not have an equity/option – based compensation plan for senior executives. None of the senior executives has been granted any rights to equity or options.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Non-Qualified Deferred Compensation

None.

Potential Payments Upon Termination or Change of Control

None.

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended June 30, 2008:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin (1)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	- 0 – - 0 – - 0 –	-0- -0- -0-

Mu Xinjie (2)	2008 2007 2006	14,211 -0- -0-	-0- -0- -0-	-0- -0- -0-	14,211 -0- -0-

Sun Jianhao (3)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Xu Huiqing (4)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Li Changlai (5)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Narrative To Director Compensation Table

In 2007, we paid $14,211 to one independent director, Mr. Xinjie Mu, for his financial and accounting expertise on the Audit Committee. Commencing in February 2008, the Company pays him $4,139 (RMB 30,000) per month. We did not have any other compensation arrangement for any other directors in 2007. The Company did not pay salaries or any other bonuses or benefits to other directors. We intend to implement compensation arrangements for independent directors in fiscal year 2009, which will include both cash and stock option plans which may include fees for retainers, committee services, services as chairman of the board or on committees and meeting attendance.

Employee Agreement

We have entered into three-year service contracts with all of our employees in accordance with applicable PRC regulations. None of these service contracts provides benefits upon termination. We were required by PRC law to make monthly contributions in amounts equal to 20.0%, 8.2%, and 10% of our employees’ average monthly salary in the preceding year to a pension plan, a medical insurance plan, and employee housing plan, respectively, each for the benefit of our employees subject to certain statutory limits.

Our employees are not subject to any collective bargaining agreement. We have not been involved in any material labor disputes. We believe that we have a good relationship with our employees.

We may terminate his or her employment for cause at any time, with prior written notice, for certain acts of the executive officer, including but not limited to, a conviction of a felony, or willful gross misconduct by the executive officer in connection with his or her employment, and in each case if such acts have resulted in material and demonstrable financial harm to us. An executive officer may, with prior written notice, terminate his or her employment at any time for any material breach of the employment agreement by us that is not remedied promptly after receiving the remedy request from the employee. Furthermore, either party may terminate the employment agreement at any time without cause upon advance written notice to the other party. Upon termination, the executive officer is generally entitled to a severance pay of at least one (1) month but not exceeding twelve (12) months amount of salary.

Each executive officer has agreed to hold, both during and subsequent to the terms of his or her agreement, in confidence and not to use, except in pursuance of his or her duties in connection with the employment, any of our confidential information, technological secrets, commercial secrets and know-how.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of June 30, 2008. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial ownership After Exchange		Percentage of Class (2)

Li Xipeng, Chief Executive Officer and Chairman of the Board	0	27,200,000	(3)	27,200,000	(3)	34%

Zhang Chunxian, Chief Financial Officer and Director	0	5,440,000	(4)	5,440,000	(4)	6.80%

Lin Jie, Vice President of Operations	0	5,440,000	(5)	5,440,000	(5)	6.80%

Wu Lei, Vice President of Strategy Development	0	5,440,000	(6)	5,440,000	(6)	6.80%

Wang Feng, Secretary	0	0		0		0%

Sun Jianhao, Director	0	5,440,000	(7)	5,440,000	(7)	6.80%

Huang Yuemin, Director	0	0		0		0%

Xu Huiqing, Director	0	0		0		0%

Li Changlai, Director	0	0		0		0%

Mu Xinjie, Director	0	0		0		0%

ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	48,960,000		48,960,000		61.20%

Joylink Holdings Limited Room 42, 4F, New Henry House 10 Ice House Street Central, Hong Kong	54,400,00	0		54,400,000		68%

Fred Hall 1065 W. 1150 S Provo, UT 84601	21,924,995	0		21,924,995		27.41%

Shu Hongying Room 14 Unit 4, 11 Building Sichangdong Street Zhengzhou, Henan the PRC	0	5,440,000	(8)	5,440,000	(8)	6.80%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 80,000,000 shares of our Common Stock outstanding as of the date of this Report, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this Report for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Li Xipeng, the Company’s Chairman and Chief Executive Officer, owns 50% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Li Xipeng may be considered to beneficially own 27,200,000 shares.

(4)
Zhang Chunxian, the Company’s Chief Financial Officer and Director, owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Zhang Chunxian may be considered to beneficially own 5,440,000 shares.

(5)
Lin Jie, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Lin Jie may be considered to beneficially own 5,440,000 shares.

(6)
Wu Lei, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Wu Lei may be considered to beneficially own 5,440,000 shares.

(7)
Sun Jianhao, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Sun Jianhao may be considered to beneficially own 5,440,000 shares.

(8)	Shu Hongying owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Shu Hongying may be

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Ping made loans to two (2) companies (as set forth below) which are also controlled by our Director and proposed Chief Executive Officer and Ping’s Chairman, Li Xipeng. The notes receivable were provided to these companies for their construction working capital. All the notes receivable from the related parties are short term, interest bearing and unsecured.

	June 30, 2008	June 30, 2007

Tai Ao Expressway Co., Ltd
Principal	$69,854,502	$46,881,641
Interest receivable (subsequently settled in September 2008)	4,935,189	8,172,554
	74,789,691	55,054,195
Xinyang Expressway Co., Ltd
Principal	70,017,656	63,180,005
Interest receivable (subsequently settled in September 2008)	5,261,827	7,863,939
	75,279,483	71,043,944

Total notes receivable from related parties	150,069,174	126,098,139

Less: current portion	10,197,016	-

Long-term portion	139,872,158	126,098,139

The notes receivables were provided to these companies for their construction working capital. The notes receivable are interest bearing and unsecured. The interest rate is 7.83% and 6.57% per annum for the years ended June 30, 2008 and 2007, respectively. Interest income was $9,668,217 and $6,571,922 for the years ended June 30, 2008 and 2007, respectively.

On June 26, 2008, Tai Ao Expressway Co., Ltd (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Tai Ao had been extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

On June 26, 2008, Xinyang Expressway Co., Ltd (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang had been extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

The repayment schedule for the notes receivable from related parties is as follows:

June 30, 2009	$10,197,016
June 30, 2010	139,872,158
Total	$150,069,174

During the 2008 fiscal year, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials, amounting to approximately $22 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. The balances of $21,733,947 and $29,998,648 at June 30, 2008 and 2007, respectively, are unsecured, interest free and due on demand:

	June 30, 2008	June 30, 2007

Tai Ao Expressway Co., Ltd	$21,733,471	$29,998,648

Agreements With Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Sun Jianhao, Huang Yuemin, Xu Huiqing, Li Changlai and Mu Xinjie. The following directors are not independent: Li Xipeng and Zhang Chunxian.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal year ended June 30, 2008, the fees for our principal accountant were approximately $265,000, representing services for quarterly reviews and the year end audit.

Audit-Related Fees

During the fiscal year ended June 30, 2008, our principal accountant did not render audit related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended June 30, 2008, our principal accountant did not render tax compliance, tax advice and tax planning services.

All Other Fees

During the fiscal year ended June 30, 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Articles of Incorporation of Learning Quest Technologies, Inc.	Incorporated by reference to Exhibit 3.01 to the Company’s Form 10-SB as filed with the SEC on December 17, 2004.
3.2	Amended and Restated Bylaws of China Infrastructure Investment Corporation, dated as of May 21, 2008.	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008.
3.3	Certificate of Incorporation of Color Man Holdings Limited	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
3.4	Certificate of Incorporation of Wise On China Limited	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
3.5	Certificate of Incorporation of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
3.6	Company Charter of Color Man Holdings Limited (Memorandum of Association and Articles of Association	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
3.7	Company Charter of Wise On China Limited	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
3.8	Articles of Association of Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Share Exchange Agreement, dated February 8, 2008, by and among Learning Quest Technologies, Inc., Color Man Holdings Ltd. and Joylink Holdings Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.2	Chartered Rights Agreement on Pingdingshan-Linru Expressway Project, dated April 10, 2003, by and between Pingdingshan Pinglin Expressway Co., Ltd. and Pingdingshan Bureau of Communications	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.3	Loan Contract of the Year 2004, dated December 28, 2004, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.4
Loan Contract of the Fixed Assets (No. YBZ No. 0054, 2005), dated July 29, 2005, by and between The Pingdingshan Branch of Industrial and Commerical Bank of China and Pingdingshan Pinglin Expressway Co., Ltd.

Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.5	Loan Contract, dated February 25, 2005, by and between the Agricultural Bank of China, Xinhua Branch of Pingdingshan City and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.6	Loan Contract of the Year 2007, dated September 28, 2007, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.7	Loan Contract, dated June 7, 2005, by and between the Agricultural Bank of China, Xinhua Branch of Pingdingshan City and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.8	General Loan Contract, dated November 29, 2004, by and between the China Development Bank and Pingdingshan Pinglin Expressway Co., Ltd.	Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
10.9
Loan Contract of the Fixed Assets (No. YBZ No. 0051, 2005), dated July 29, 2005, by and between The Pingdingshan Branch of Industrial and Commerical Bank of China and Pingdingshan Pinglin Expressway Co., Ltd.

Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.

EXHIBIT NO.	DESCRIPTION	LOCATION

14.1	Code of Ethics	Provided herewith
16.1	Auditor Letter	Provided herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
Date: September 29, 2008

	By:	/s/Li Xipeng
Li Xipeng
Chief Executive Officer, Principal Executive Officer and Chairman of the Board

/s/Zhang Chunxian
Zhang Chunxian
Chief Financial Officer, Principal Financial and Accounting Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s Li Xipeng Li Xipeng	Chief Executive Officer, Principal Executive Officer and Chairman of the Board	September 29, 2008

/s/ Zhang Chunxian Zhang Chunxian	Chief Financial Officer, Principal Financial and Accounting Officer and Director	September 29, 2008

/s/ Sun Jianhao Sun Jianhao	Director	September 29, 2008

/s/ Huang Yuemin Huang Yuemin	Director	September 29, 2008

/s/ Xu Huiqing Xu Huiqing	Director	September 29, 2008

/s/ Li Changlai Li Changlai	Director	September 29, 2008

/s/ Mu Xinjie Mu Xinjie	Director	September 29, 2008

CHINA INFRASTRUCTURE INVESTMENT CORPORATION (FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES TABLE OF CONTENTS
Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007	F-4 – F-5

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-6

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-8 – F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-10 – F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
China Infrastructure Investment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Infrastructure Investment Corporation (formerly Learning Quest Technologies, Inc.) and subsidiaries (the “Company”) as of June 30, 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Infrastructure Investment Corporation and subsidiaries as of June 30, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida
September 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
China Infrastructure Investment Corporation

We have audited the accompanying balance sheet of China Infrastructure Investment Corporation, (the “Company”) as of June 30, 2007 and the related statement of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Infrastructure Investment Corporation, as of June 30, 2007 and the result of its operation and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ K.P. Cheng & Co.

K.P. Cheng & Co.

Certified Public Accountants
Hong Kong, China
February 8, 2008

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	June 30, 2007

CURRENT ASSETS
Cash and cash equivalents	$5,769,344	$5,830,962
Restricted cash	29,104	2,631,475
Note receivable	776,936	656,556
Accounts receivable	2,006,848	2,721,057
Other receivables	419,642	1,389,579
Notes receivable from related parties, current	10,197,016	126,098,139
Advance to a related party	21,733,471	29,998,648
Other current assets	991,768	138,742
Total current assets	41,924,129	169,465,158

Toll road infrastructures, net	443,672,007	398,701,246
Plant and equipment, net	15,943,451	14,754,523
Land use rights, net	49,066,392	46,068,301
Long-term investment	1,455,223	1,313,111
Notes receivable from related parties, long-term	139,872,158	-
Deferred taxes	6,059,721	6,170,156
Total long-term assets	656,068,952	467,007,337

TOTAL ASSETS	$697,993,081	$636,472,495

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	June 30, 2007

CURRENT LIABILITIES
Other payables and accrued liabilities	$4,840,299	$2,932,841
Short-term bank loans	-	10,504,891
Current portion of long-term loans	10,678,425	134,047,666
Note payable	-	5,262,951
Payable to contractors	24,224,039	26,411,885
Deferred taxes	8,556,534	4,604,522
Other current liabilities	225,915	157,426
Total current liabilities	48,525,212	183,922,182

LONG-TERM LIABILITIES
Long-term bank loans	466,512,413	299,279,102
Deferred revenue	6,627,828	6,041,304
Total long-term liabilities	473,140,241	305,320,406

TOTAL LIABILITIES	521,665,453	489,242,588

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares and 54,400,000 shares issued and outstanding as of June 30, 2008 and 2007, respectively	80,000	54,400
Additional paid-in capital	140,573,673	140,662,392
Accumulated other comprehensive income	26,818,531	10,192,480
Retained earnings (deficit)	8,855,424	(3,679,365)
Total Shareholders’ Equity	176,327,628	147,229,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$697,993,081	$636,472,495

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED JUNE 30,
	2008	2007

REVENUES	$56,424,236	$38,449,103

OPERATING COSTS	6,814,079	1,353,310

DEPRECIATION AND AMORTIZATION	6,483,911	5,811,456

GROSS PROFIT	43,126,246	31,284,337

General and administrative expenses	3,268,346	2,189,499

INCOME FROM OPERATIONS	39,857,900	29,094,838

OTHER INCOME (EXPENSES)

Interest expense, net	(23,941,036)	(19,326,104)

Other income, net	905,832	188,577

INCOME FROM OPERATIONS BEFORE INCOME TAXES	16,822,696	9,957,311

INCOME TAX EXPENSE	(4,287,907)	(2,489,328)

NET INCOME	12,534,789	7,467,983

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	16,626,051	6,730,246

OTHER COMPREHENSIVE INCOME, NET	16,626,051	6,730,246

COMPREHENSIVE INCOME	$29,160,840	$14,198,229

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	64,472,131	54,400,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.19	$0.14

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Common Stock			Accumulated Other
	Number of shares	Par value	Additional Paid-in Capital	Comprehensive Income	(Deficit) Retained Earnings	Total

BALANCE AT JULY 1, 2006	54,400,000	$54,400	$136,818,973	$3,462,234	$(11,147,348)	$129,188,259

Capital contribution	-	-	3,843,419	-	-	3,843,419

Foreign currency translation gain	-	-	-	6,730,246	-	6,730,246

Net income	-	-	-	-	7,467,983	7,467,983

BALANCE AT JUNE 30, 2007	54,400,000	54,400	140,662,392	10,192,480	(3,679,365)	147,229,907

Foreign currency translation gain	-	-	-	16,626,051	-	16,626,051

Recapitalization	25,600,000	25,600	(88,719)	-	-	(63,119)

Net income	-	-	-	-	12,534,789	12,534,789

BALANCE AT JUNE 30, 2008	80,000,000	$80,000	$140,573,673	$26,818,531	$8,855,424	$176,327,628

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,534,789	$7,467,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,039,349	6,112,186
Deferred taxes	4,062,447	2,355,730
Deferred revenue	(571,640)	(530,782)
Interest income	(9,700,215)	-
Imputed interest	507,834	475,925
Gain from disposal of plant and equipment	103,343	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	714,209	(1,972,723)
Other receivables	969,937	187,926
Other current assets	(853,027)	602,295
Increase (Decrease) In:
Payable to contractors	(2,187,846)	-
Other payables and accrued liabilities	1,844,339	(3,317,031)
Other current liabilities	68,489	127,576
Net cash provided by operating activities	14,532,008	11,509,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(6,114,070)	(23,241,194)
Purchases of plant and equipment	(545,399)	(336,999)
Purchases of land use rights	-	(1,129,893)
Refund of deposit for long-term investment	-	1,281,140
Note receivable	-	(656,556)
Proceeds from disposition of plant and equipment	61,177	-
Advance to a related party	10,914,798	-
Notes receivable from related parties	(120,470)	3,427,154
Net cash provided by (used in) investing activities	4,196,036	(20,656,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	170,899,229	25,874,237
Repayments of long-term bank loans	(173,774,644)	(25,353,751)
Proceeds from short-term bank loans	-	10,249,118
Repayments of short- term bank loans	(11,038,061)	(5,002,752)
Proceeds from notes payable	-	7,607,437
Repayments of notes payable	(5,530,068)	(2,344,486)
Restricted cash	2,602,371	(2,631,475)
Capital contributions	-	3,843,419
Net cash (used in) provided by financing activities	(16,841,173)	12,241,747

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,886,871	3,094,484
Effect of exchange rate changes on cash	(1,948,489)	(2,788,362)
Cash and cash equivalents at beginning of year	5,830,962	5,524,840

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2008	2007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,769,344	$5,830,962

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest received	$16,126,375	$70,827
Interest paid	$32,923,471	$24,572,545
Income taxes paid	$689,879	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During 2008 and 2007, $6,114,071 and $7,344,104 were transferred from construction in progress to toll road infrastructures, respectively.

2.	During 2008 and 2007, $0 and $29,449 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Infrastructure Investment Corporation (Formerly Learning Quest Technologies, Inc.) and subsidiaries (“CIIC” or the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2001. Effective April 5, 2008, the Company changed its name to China Infrastructure Investment Corporation.

On February 8, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Color Man Holdings Limited, a British Virgin Islands company (“CMH”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (the “Stockholder”). As a result of the share exchange, CIIC acquired all of the issued and outstanding securities of CMH, an inactive holding company, from the Stockholder in exchange for 54,400,000 newly-issued shares of CIIC’s common stock, par value $0.001 per share (“Common Stock”), representing 68% of CIIC’s issued and outstanding Common Stock (the “Exchange”). The Company effectuated a 2-1 reverse split of its Common Stock effective on December 3, 2007 effectively reducing the number of issued and outstanding shares of Common Stock to 25,000,000 shares. On January 22, 2008, the Company completed a dividend distribution to its shareholders of record as of January 18, 2008 in the amount equal to five percent (5%) (1,250,005 shares) of the then issued and outstanding Common Stock. There were 26,250,005 shares outstanding in CIIC immediately before the Share Exchange Transaction and the cancellation of 650,005 shares at the time of the Exchange. The Exchange was intended to constitute a tax-free reorganization pursuant to the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Exchange, CMH became a wholly-owned subsidiary of CIIC. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of CIIC.

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

Pingdingshan Pinglin Expressway Co., Ltd (the “Ping”) was incorporated under the laws of the People’s Republic of China (“PRC”) on May 12, 2003 by four investors, namely, Henan Shengrun Venture Investment Management Co., Ltd. (“SVIC”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“PZRB”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”), and Zhongyuan Trust & Investment Co., Ltd. (“ZTIC”). At establishment, the percentage of each party’s equity interests was 46%, 18%, 18% and 18% respectively. On May 21, 2007, PZRB, PECC, and ZTIC transferred their equity interests in Ping to SVIC and LI, Xi Peng. As a result, Ping is held by SVIC and Li, Xi Peng with equity interests of 95% and 5%, respectively. Ping’s approved operation tenure is 30 years from May 21, 2007. On July 30, 2007, Ping’s shareholders completed an acquisition and exchange transaction with WOCL. After the transfer, WOCL owned 100% interest of Ping.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The principal activities of the Company are investment, construction, operation, and management of the Pingdingshan – Linru section (“Pinglin Expressway”), and the rent of petrol stations and service districts along the toll roads. Currently, all the operations of the Company are in the People’s Republic of China (“PRC”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)	Color Man Holdings Limited (“CMH”) (An inactive holding company, 100% subsidiary of CIIC).

(ii)	Wise On China Limited (“WOCL”) ( An inactive holding company,100% subsidiary of CMH)

(iii)	Pingdingshan Pinglin Expressway Co., Ltd (the “Ping”) ( 100% subsidiary of WOCL)

Inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC for the years ended June 30, 2008 and 2007.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(d) Use of Estimates

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

(e) Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, other current assets, notes payable, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2008.

(f) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Long-Term Investment

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.2 million) was refunded to the Company in 2007. As of June 30, 2008 and 2007, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. Dividend income for the fiscal years ended June 30, 2008 and 2007 were $68,988 and $0, respectively.

(h) Plant and Equipment

Plant and equipment is carried at cost less accumulated depreciation and impairment losses. Depreciation is provided over the estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Motor vehicles	8 years
Machinery	8 years
Office equipment	6 years
Toll stations and ancillary facilities	27 years
Communication and monitoring equipment	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

(i) Toll Road Infrastructures

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Construction in Progress

Construction in progress represents costs incurred in the construction of expressways and bridges. The costs includes development expenditures and other direct costs, including interest cost on the related borrowed funds during the construction period attributable to the development of plant and equipment and toll road infrastructures. Construction in progress is transferred to the appropriate category of plant and equipment and toll road infrastructures when completed and ready for intended use. Depreciation commences when the assets are ready for their intended use.

(k) Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the years ended June 30, 2008 and 2007, since construction was completed.

(l) Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.  The land use rights granted to the Company are being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(m) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended June 30, 2008 and 2007.

(n) Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

- The amount of revenue can be measured reliably,

- It is probable that the economic benefits associated with the transaction will flow to the enterprise,

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Revenue Recognition (continued)

- The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

- Collectibility is reasonably assured.

(o) Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Note 2(q) and Note 11.

(p) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $59,763 and $82,678 were charged to operations for the years ended June 30, 2008 and 2007.

(q) Deferred Revenue

The Company rents four gas stations to Petro China Company Limited (“PCCL”) Pingdingshan branch from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee net of the business tax of $5,372,708 from PCCL in 2006.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the years ended June 30, 2008 and 2007 is $571,640 and $530,782, respectively. The imputed interest for the years ended June 30, 2008 and 2007 is $507,834 and $475,925, respectively. Also see Note 11.

(r) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  Also see Note 12.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2008 and 2007.

(t) Foreign Currency Translation

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

	June 30, 2008	June 30, 2007
Year ended RMB: US$ exchange rate	6.8718	7.6155
Average yearly RMB: US$ exchange rate	7.2477	7.8056

(u) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of comprehensive income is the foreign currency translation adjustment.

(v) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standands (“SFAS”) No. 157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v) Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on July 1, 2007. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair value option will have a material effect on the results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

3.	NOTE RECEIVABLE

Note receivable is from an unrelated company and consists of the following:

	June 30, 2008	June 30, 2007

Note receivable from an unrelated company	$776,936	$656,556

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note receivable is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum.

On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note receivable was extended to December 20, 2008 with a 7.47% interest rate per annum.

Interest income for the years ended June 30, 2008 and 2007 was $46,767 and $1,041, respectively.

4.	NOTES RECEIVABLE FROM RELATED PARTIES

	June 30, 2008	June 30, 2007

Tai Ao Expressway Co., Ltd
Principal	$69,854,502	$46,881,641
Interest receivable (subsequently settled in September 2008)	4,935,189	8,172,554
	74,789,691	55,054,195
Xinyang Expressway Co., Ltd
Principal	70,017,656	63,180,005
Interest receivable (subsequently settled in September 2008)	5,261,827	7,863,939
	75,279,483	71,043,944
Total notes receivable from related parties	150,069,174	126,098,139

Less: current portion	10,197,016	126,098,139

Long-term portion	$139,872,158	$0

The notes receivables were provided to these companies for their construction working capital. The above two companies are related to the Company through a common shareholder of the Company. The notes receivable are interest bearing and unsecured. The interest rate is 7.83% and 6.57% per annum for the years ended June 30, 2008 and 2007, respectively. Interest income was $9,668,217 and $6,571,922 for the years ended June 30, 2008 and 2007, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

4.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 26, 2008, Tai Ao Expressway Co., Ltd (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Tai Ao had been extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

On June 26, 2008, Xinyang Expressway Co., Ltd (“Xinyang”) entered into an renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang had been extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

The repayment schedule for the notes receivable from related parties is as follows:

June 30, 2009	$10,197,016
June 30, 2010	139,872,158
Total	$150,069,174

5.	ADVANCE TO A RELATED PARTY

	June 30, 2008	June 30, 2007

Tai Ao Expressway Co., Ltd	$21,733,471	$29,998,648

During the 2008 fiscal year, the Company made advances to suppliers on behalf of Tai Ao Expressway Co., Ltd. for the purchase of construction materials, amounting to approximately $22 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. The balances of $21,733,947 and $29,998,648 at June 30, 2008 and 2007, respectively, are unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

6.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	June 30, 2008	June 30, 2007

At cost:	$453,825,417	$402,949,366

Less: Accumulated depreciation	10,153,410	4,248,120
Toll road infrastructures, net	$443,672,007	$398,701,246

Depreciation expense for the years ended June 30, 2008 and 2007 is $4,409,132 and $3,700,933, respectively.

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 10.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2008	June 30, 2007

At cost:
Toll station and ancillary facilities	$10,114,007	$8,924,281
Communication and monitoring equipment	5,675,065	5,120,861
Motor vehicles	1,460,723	1,505,873
Machinery	296,516	231,449
Office equipment	429,824	230,155
	17,976,135	16,012,619
Less: Accumulated depreciation
Toll station and ancillary facilities	801,811	431,525
Communication and monitoring equipment	388,473	184,962
Motor vehicles	623,733	528,774
Machinery	73,989	35,417
Office equipment	144,678	77,418
	2,032,684	1,258,096
Plant and equipment, net	$15,943,451	$14,754,523

Depreciation expense for the years ended June 30, 2008 and 2007 is $745,645 and $661,381, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

8.	LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2008	June 30, 2007

Cost	$53,506,947	$48,281,667
Less: Accumulated amortization	4,440,555	2,213,366
Land use rights, net	$49,066,392	$46,068,301

Amortization expense for the years ended June 30, 2008 and 2007 is $1,884,572 and $1,749,872, respectively. Also see Note 13.

Amortization expense for the next five years and thereafter is as follows:

June 30, 2009	$1,987,647
June 30, 2010	1,987,647
June 30, 2011	1,987,647
June 30, 2012	1,987,647
June 30, 2013	1,987,647
Thereafter	39,128,157
Total	$49,066,392

9.	LONG-TERM INVESTMENT

	June 30, 2008		June 30, 2007
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Co., Ltd.	3%	$1,455,223	3%	$1,313,111

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institute. Pursuant to the agreement, Ping obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd,. with the consideration amounted to Rmb10 million (approximately US$1.3 million). Cost method is adopted by the management for the accounting of such investment as the Company obtained a minor interest in Pingdingshan City Credit Co., Ltd.

On April 30, 2008, a cash dividend amounting to Rmb500,000 (approximately US$68,988) was received from Pingdingshan City Credit Co., Ltd. The Company recognized such cash dividend as income for the year ended June 30, 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

10.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	June 30, 2008	June 30, 2007

Loans from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$98,955,150	$91,917,799

Loans from Agricultural Bank of China, due November 20, 2011, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,104,456	26,262,228

Loans from Agricultural Bank of China, due March 20, 2012, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,104,456	26,262,228

Loans from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	174,504,497	157,573,371

Loans from China Everbright Bank Zhengzhou Branch, due September 28, 2007, bearing a 6.12% interest rate per annum, guaranteed by National Development Bank Henan Province Branch. Principal was repaid on September 2007, and interest was paid quarterly.	-	131,311,142

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

10.	LONG-TERM BANK LOANS (CONTINUED)

Loans from National Development Bank of China Henan Branch, due November 22, 2022, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	145,522,279	-

Total long-term bank loans	477,190,838	433,326,768

Less: current portion	10,678,425	134,047,666

Long-term portion	$466,512,413	$299,279,102

For the years ended June 30, 2008 and 2007, the Company incurred interest expense of $32,923,472 and $25,951,357, respectively, for the long-term bank loans. No interest is capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of its total assets. The Company did not provide any guarantees to the third parties as of June 30, 2008 and 2007.

The repayment schedule for the long-term bank loans is as follows:

June 30, 2009	$10,678,425
June 30, 2010	27,657,964
June 30, 2011	15,535,959
June 30, 2012	68,907,710
June 30, 2013	31,071,917
Thereafter	323,338,863
Total	$477,190,838

11.	DEFERRED REVENUE

	June 30, 2008	June 30, 2007

Deferred revenue	$16,579,907	$15,504,806
Imputed interest discount	(9,952,079)	(9,463,502)
Total	$6,627,828	$6,041,304

Also see Note 2(q).

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

12.	INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of June 30, 2008 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected in the accounts.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). — AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

Income tax expense is summarized as follows:

	Years Ended June 30,
	2008	2007
Current	$941,043	$-
Deferred	3,346,864	2,489,328
Income tax expense	$4,287,907	$2,489,328

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Years Ended June 30,
	2008	2007
Computed “expected” expense	$4,205,674	$2,489,328
Permanent differences	82,233	-
Income tax expense	$4,287,907	$2,489,328

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

12.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	June 30, 2008	June 30, 2007
Current portion:
G&A expenses	$286,664	$-
Amortization	30,226	-
Depreciation	304,361	-
Other expenses	38,710	296,060
Total deferred tax assets	659,961	296,060

Sales cut-off	(1,319,370)	(889,090)
Interest income	(7,694,689)	(4,011,492)
Accrued expenses	(112,208)	-
Consulting fees	(72,761)	-
Other expenses	(17,467)	-
Total deferred tax liabilities	(9,216,495)	(4,900,582)

Net deferred tax liabilities	$(8,556,534)	$(4,604,522)

	June 30, 2008	June 30, 2007
Non-current portion:
Rental income	$73,232	$81,262
Capitalized interest	2,225,328	2,008,011
Amortization	1,079,913	553,341
Depreciation	-	424,830
Bad debts	2,681,248	2,419,408
Accumulated loss carry forward	-	683,304
Total deferred tax assets	$6,059,721	$6,170,156

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007

13.	CONTINGENCIES

Litigation:

(a) On June 27, 2007, China railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Compay believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there is no contingency accrual for this case at June 30, 2008.

(b) The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgement made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of June 30, 2008.