Form 10-Q
period 2008-09-30
China Infrastructure Investment CORP
filed 2008-11-14
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-51081

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0484183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room D, 2F, Building 12, Xinxin Huayuan, Jinshui Road, Zhengzhou, Henan Province
The People’s Republic of China
(Address of principal executive offices)

(011) 86-375-2754377
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2008, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBR 30, 2008 (UNAUDITED) AND JUNE 30, 2008	F-1 - F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	F-4 - F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 (UNAUDITED)	F-6 - F-20

F-i

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,735,398	$5,769,344
Restricted cash	29,175	29,104
Notes receivable	11,149,854	776,936
Accounts receivable	3,121,837	2,006,848
Other receivables	104,023	419,642
Notes receivable from related parties, current	2,744,668	10,197,016
Advance to a related party	21,786,417	21,733,471
Other current assets	752,898	991,768
Total current assets	47,424,270	41,924,129

Toll road infrastructures, net	444,047,222	443,672,007
Plant and equipment, net	15,890,986	15,943,451
Land use rights, net	48,687,803	49,066,392
Long-term investment	1,458,768	1,455,223
Notes receivable from related parties, long-term	140,212,907	139,872,158
Deferred taxes	6,179,421	6,059,721
Total long-term assets	656,477,107	656,068,952

TOTAL ASSETS	$703,901,377	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION (FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	June 30, 2008
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$4,863,734	$4,840,299
Current portion of long-term loans	10,704,439	10,678,425
Payable to contractors	23,996,519	24,224,039
Deferred taxes	9,832,730	8,556,534
Other current liabilities	156,627	225,915
Total current liabilities	49,554,049	48,525,212

LONG-TERM LIABILITIES
Long-term portion of bank loans	467,648,904	466,512,413
Deferred revenue	6,625,760	6,627,828
Total long-term liabilities	474,274,664	473,140,241

TOTAL LIABILITIES	523,828,713	521,665,453

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of September 30, 2008 and 2007	80,000	80,000
Additional paid-in capital	140,573,673	140,573,673
Accumulated other comprehensive income	27,247,382	26,818,531
Retained earnings	12,171,609	8,855,424
Total Shareholders’ Equity	180,072,664	176,327,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$703,901,377	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION (FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007

REVENUES	$15,438,407	$14,520,907

OPERATING COSTS	1,209,211	486,882

DEPRECIATION AND AMORTIZATION	2,104,615	1,801,574

GROSS PROFIT	12,124,581	12,232,451

General and administrative expenses	1,345,248	929,997

INCOME FROM OPERATIONS	10,779,333	11,302,454

OTHER INCOME (EXPENSES)

Interest expense, net	(6,510,594)	(5,877,275)

Other income, net	256,212	195,035

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,524,951	5,620,214

INCOME TAX EXPENSE	(1,208,766)	(1,405,053)

NET INCOME	3,316,185	4,215,161

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	428,851	2,081,780

OTHER COMPREHENSIVE INCOME	428,851	2,081,780

COMPREHENSIVE INCOME	$3,745,036	$6,296,941

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	54,400,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.04	$0.08

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION (FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,316,185	$4,215,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,253,451	1,888,011
Deferred taxes	1,156,496	1,393,031
Deferred revenue	(151,142)	(136,948)
Imputed interest	132,922	121,662
Loss from disposal of plant and equipment	—	89,490
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(1,114,989)	(307,716)
Other receivables	315,619	(42,538)
Other current assets	238,869	(805,686)
Increase (Decrease) In:
Payable to contractors	(227,520)	—
Other payables and accrued liabilities	23,435	(180,924)
Other current liabilities	(69,288)	14,744
Net cash provided by operating activities	5,874,038	6,248,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(849,834)	(1,846,214)
Purchases of plant and equipment	(108,144)	(244,732)
Proceeds from disposition of plant and equipment	—	43,284
Increase in notes receivable from related parties for interest	(2,759,318)	(2,062,644)
Decrease in advance to a related party	—	5,702,275
Net cash (used in) provided by investing activities	(3,717,296)	1,591,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	9,153,477	141,310,420
Repayments of long-term bank loans	(9,153,477)	(141,310,420)
Repayments of short- term bank loans	—	(5,325,664)
Repayments of notes payable	—	(5,016,776)
Restricted cash	—	2,471,705
Net cash used in financing activities	—	(7,870,735)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	2,156,742	(30,479)
Effect of exchange rate changes on cash	(190,688)	(175,547)
Cash and cash equivalents at beginning of period	5,769,344	5,830,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,735,398	$5,624,936

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest received	$—	$16,036,493
Interest paid	$9,153,477	$8,112,214

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the three months ended September 30, 2008 and 2007, $849,834 and $0 were transferred from construction in progress to toll road infrastructures, respectively.

2.	During the three months ended September 30, 2008 and 2007, the Company was assigned notes receivable in satisfaction of accrued interest receivable of $10,357,252. Also see Notes 3 and 4.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements of China Infrastructure Investment Corporation and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)	Color Man Holdings Limited (“CMH”) (An inactive holding company, 100% subsidiary of CIIC).

(ii)	Wise On China Limited (“WOCL”) ( An inactive holding company,100% subsidiary of CMH)

(iii)	Pingdingshan Pinglin Expressway Co., Ltd (“Ping”) ( 100% subsidiary of WOCL)

Inter-company accounts and transactions have been eliminated in consolidation.

(c)	Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC for the three months ended September 30, 2008 and 2007.

(d)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(e)	Use of Estimates

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

(f)	Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other current assets, notes payable, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

(h)	Construction in Progress

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

(i)	Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the three months ended September 30, 2008 and 2007, since construction was completed.

(j)	Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.  The land use rights granted to the Company are being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(k)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the three months ended September 30, 2008 and 2007.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

-	The amount of revenue can be measured reliably,

-	It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-	The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

-	Collectibility is reasonably assured.

(m)	Deferred Revenue

The Company rents four gas stations to Petro China Company Limited (“PCCL”) Pingdingshan branch from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee net of the business tax of $5,372,708 from PCCL in 2006.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the three months ended September 30, 2008 and 2007 is $151,142 and $136,948, respectively. The imputed interest for the three months ended September 30, 2008 and 2007 is $132,922 and $121,662, respectively.

(n)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended September 30, 2008 and 2007.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Foreign Currency Translation

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

	September 30, 2008	September 30, 2007
Periods ended RMB: US$ exchange rate	6.8551	7.5108
Average RMB: US$ exchange rate for the three months ended	6.8529	7.5632

(p)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R)  is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements (continued)

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

3.	NOTES RECEIVABLE

Notes receivable is from unrelated companies and consists of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Notes receivable from unrelated companies	$11,149,854	$776,936

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Interest income for the three months ended September 30, 2008 and 2007 was $42,845 and $9,669, respectively.

On September 22, 2008, the Company was assigned notes receivable from Henan Zhongyin Trade Co., Ltd. amounting to $10,357,252. The notes were assigned to the Company in satisfaction of accrued interest receivable on notes receivable from related parties. The notes were interest free, unsecured and were due March 22, 2009. Such notes receivable were subsequently settled on October 8, 2008. Also see Note 4.

4.	NOTES RECEIVABLE FROM RELATED PARTIES

	September 30, 2008	June 30, 2008
	(Unaudited)
Tai Ao Expressway Co., Ltd
Principal	$70,024,678	$69,854,502
Interest receivable	1,370,733	4,935,189
	71,395,411	74,789,691
Xinyang Expressway Co., Ltd
Principal	70,188,229	70,017,656
Interest receivable	1,373,935	5,261,827
	71,562,164	75,279,483
Total notes receivable from related parties	142,957,575	150,069,174

Less: current portion	2,744,668	10,197,016

Long-term portion	140,212,907	139,872,158

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

4.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

The notes receivables were provided to these companies for their construction working capital. The above two companies are related to the Company through a common shareholder of the Company. The notes receivable are interest bearing and unsecured. The interest rate is 7.83% and 6.57% per annum for the three months ended September 30, 2008 and 2007, respectively. Interest income was $2,745,541 and $1,833,645 for the three months ended September 30, 2008 and 2007, respectively. During the period, the Company was assigned notes receivable in satisfaction of interest receivable. Also see Note 3.

On June 26, 2008, Tai Ao Expressway Co., Ltd (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Tai Ao was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

On June 26, 2008, Xinyang Expressway Co., Ltd (“Xinyang”) entered into an renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually.

The repayment schedule for the notes receivable from related parties is as follows:

September 30, 2009	$2,744,668
September 30, 2010	140,212,907
Total	$142,957,575

5.	ADVANCE TO A RELATED PARTY

	September 30, 2008	June 30, 2008
	(Unaudited)

Tai Ao Expressway Co., Ltd	$21,786,417	$21,733,471

The Company made advances to suppliers on behalf of Tai Ao Expressway Co., Ltd. for the purchase of construction materials, amounting to approximately $22 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. The balances of $21,786,417 and $21,733,471 at September 30, 2008 and June 30, 2008, respectively, are unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

6.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

At cost:	$454,983,377	$453,825,417

Less: Accumulated depreciation	10,936,155	10,153,410
Toll road infrastructures, net	$444,047,222	$443,672,007

Depreciation expense for the three months ended September 30, 2008 and 2007 was $1,555,691 and $1,257,272, respectively.

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 10.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

At cost:
Toll station and ancillary facilities	$10,193,894	$10,114,007
Communication and monitoring equipment	5,724,088	5,675,065
Motor vehicles	1,464,281	1,460,723
Machinery	297,239	296,516
Office equipment	448,537	429,824
	18,128,039	17,976,135
Less: Accumulated depreciation
Toll station and ancillary facilities	885,718	801,811
Communication and monitoring equipment	435,594	388,473
Motor vehicles	669,639	623,733
Machinery	83,180	73,989
Office equipment	162,922	144,678
	2,237,053	2,032,684
Plant and equipment, net	$15,890,986	$15,943,451

Depreciation expense for the three months ended September 30, 2008 and 2007 was $199,479 and $179,250, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

Cost	$53,637,297	$53,506,947
Less: Accumulated amortization	4,949,494	4,440,555
Land use rights, net	$48,687,803	$49,066,392

Amortization expense for the three months ended September 30, 2008 and 2007 was $498,281 and $451,489, respectively.

Amortization expense for the next five years and thereafter is as follows:

September 30, 2009	$1,992,489
September 30, 2010	1,992,489
September 30, 2011	1,992,489
September 30, 2012	1,992,489
September 30, 2013	1,992,489
Thereafter	38,725,358
Total	$48,687,803

9.	LONG-TERM INVESTMENT

	September 30, 2008 (Unaudited)		June 30, 2008
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Co., Ltd.	3%	$1,458,768	3%	$1,455,223

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institute. Pursuant to the agreement, Ping obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd,. with the consideration amounted to Rmb10 million (approximately US$1.3 million). Management of the Company adopted the cost method for the accounting of such investment as the Company obtained a minor interest in Pingdingshan City Credit Co., Ltd.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

10.	BANK LOANS

Bank loans consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$99,196,221	$98,955,150

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,175,358	29,104,456

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,175,358	29,104,456

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	$174,929,614	$174,504,497

Loan from National Development Bank of China Henan Branch, due November 22, 2022, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	145,876,792	145,522,279
Total long-term bank loans	478,353,343	477,190,838
Less: current portion	10,704,439	10,678,425

Long-term portion	$467,648,904	$466,512,413

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

10.	BANK LOANS (CONTINUED)

For the three months ended September 30, 2008 and 2007, interest expense was $9,153,477 and $6,689,647, respectively. No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of September 30, 2008 and June 30, 2008. The repayment schedule for the long-term bank loans is as follows:

September 30, 2009	$10,704,439
September 30, 2010	27,725,343
September 30, 2011	15,573,806
September 30, 2012	69,075,579
September 30, 2013	31,147,613
Thereafter	324,126,563
Total	$478,353,343

11.	INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of September 30, 2008 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected in the accounts.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2008, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

11.	INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Current	$57,988	$—
Deferred	1,150,778	1,405,053
Income tax expense	$1,208,766	$1,405,053

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” expense	$1,208,766	$1,405,053
Permanent differences	—	—
Income tax expense	$1,208,766	$1,405,053

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	September 30, 2008	June 30, 2008
	(Unaudited)
Current portion:
G&A expenses	$331,917	$286,664
Amortization	45,339	30,226
Depreciation	—	304,361
Other expenses	38,803	38,710
Total deferred tax assets	416,059	659,961

Sales cut-off	(1,241,886)	(1,319,370)
Depreciation	(255,195)	—
Interest income	(8,382,795)	(7,694,689)
Accrued expenses	(321,313)	(112,208)
Consulting fees	—	(72,761)
Other expenses	(47,600)	(17,467)
Total deferred tax liabilities	(10,248,789)	(9,216,495)

Net deferred tax liabilities	$(9,832,730)	$(8,556,534)

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

11.	INCOME TAX (CONTINUED)

	September 30, 2008	June 30, 2008
	(Unaudited)
Non-current portion:
Rental income	$68,857	$73,232
Capitalized interest	2,230,749	2,225,328
Amortization	1,192,035	1,079,913
Bad debts	2,687,780	2,681,248
Total deferred tax assets	$6,179,421	$6,059,721

12.	CONTINGENCIES

Litigation:

(a) On June 27, 2007, China Railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at September 30, 2008.

(b) The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of our financial condition and results of operations of China Infrastructure Investment Corporation (the “Company”) is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

The Company is engaged in the investment, construction, operation and management of the Pinglin Expressway (also referred to herein as the “Expressway”) toll road and the rental of petrol stations and service districts along the toll roads.

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

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the condensed consolidated financial statements included herein.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2008 and 2007.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended September 30, 2008 and 2007.

Contingencies

In normal course of business, we are subject to contingencies, including, legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

Results of Operations

Results of Operations for the Three (3) Months Ended September 30, 2008 Compared to the Three (3) Months Ended September 30, 2007

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	Three Months Ended September 30 (Unaudited)		Three Months Ended September 30 (Unaudited)
	2008	2007	2008	2007

Revenues	$15,438,407	$14,520,907	100%	100%
Operating costs	1,209,211	486,882	7.8%	3.4%
Depreciation and amortization	2,104,615	1,801,574	13.6%	12.4%
Gross profit	12,124,581	12,232,451	78.5%	84.2%
General and administrative expenses	1,345,248	929,997	8.7%	6.4%
Income from operations	10,779,333	11,302,454	69.8%	77.8%
Interest expense, net	6,510,594	5,877,275	42.2%	40.4%
Other income, net	256,212	195,035	1.7%	1.3%
Income from operations before income taxes	4,524,951	5,620,214	29.3%	38.7%
Income tax expense	1,208,766	1,405,053	7.8%	9.7%
Net income	$3,316,185	$4,215,161	21.5%	29.0%

Revenues

Our revenues are derived from the operation of the Pinglin Expressway. Our revenues increased approximately US$0.9 million, or 6.3% from approximately US$14.5 million for the three months ended September 30, 2007 to approximately US$15.4 million for the three months ended September 30, 2008. The increase was mainly attributable to the increase in traffic volumes partially offset by the factors mentioned below.

On December 26, 2005, the first phase of the Expressway with a length of approximately 86 kilometers was completed and commenced toll operation. On May 31, 2006, with the completion of the remaining part of approximately 21 kilometers, the entire Expressway was put into operation. The key transport artery, national trunk Nanluo Expressway was entirely put into operation as well, which increased the importance of the Expressway to those vehicles passing through. Accordingly, the converted average daily traffic volumes, a guide line to evaluate the operation performance specially used in the toll road industry, increased 2,480 units, or 16.9%, from 14,718 units for the three months ended September 30, 2007 to 17,198 unit for the three months ended September 30, 2008.

During the three months ended September 30, 2008, the growth of our revenues from the operation of toll road was partially offset by the factors mentioned as follows:

Coal trucks is one of the main categories of our passing vehicles with a high toll rate. During the three months ended September 30, 2008, due to the spread of the subprime mortgage crisis in world, China’s coal market decreased. On the other hand, incidents of coal mine accidents in China lead to a suspension of operations of coal mines in Henan province. As a result, the traffic volumes caused by coal trucks decreased in the three months ended September 30, 2008.

In year 2008, the Chinese government introduced regulations with an objective of slowing down increases in the market price of certain products. It was prescribed that a toll free policy should be enjoyed by those vehicles with fruits, vegetables, fowls, marine products, eggs and milk transportation. As a result, a portion of our traffic volume was toll free.

Due to these factors, our revenues for the three months ended September 30, 2008 only increased 6.3% compared to the same period of year 2007.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost, direct construction cost and labor cost associated with the toll operations. For the three months ended September 30, 2008, the operating costs sharply increased approximately US$0.7 million, or 148.4%, to approximately US$1.2 million, compared to approximately US$0.5 million for the three months ended September 30, 2007. This increase is mainly due to the following: (i) in line with the increase of traffic volumes, our maintenance cost increased approximately US$0.5 million to approximately US$0.6 million during the three months ended September 30, 2008, and (ii) the increase of the direct construction cost approximately amounted to US$0.2 million for the purpose of land compensation.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations stably increased approximately $0.3 million, or 16.8%, from approximately $1.8 million for the three months ended September 30, 2007 to approximately $2.1 million for the three months ended September 30, 2008. This increase is mainly due to the increase in the depreciation ratio in line with the increase of traffic volumes.

Depreciation of toll road infrastructures is calculated to write off their cost on a units-of-usage basis whereby the Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Gross Profit

Our gross profit decreased approximately US$0.1 million, or 0.9%, from approximately US$12.2 million for the three months ended September 30, 2007 to approximately US$12.1 million for the three months ended September 30, 2008.

Gross profit as a percentage of revenues decreased from 84.2% for the three months ended September 30, 2007 to 78.5% for the there months ended September 30, 2008. Such percentage decrease is primarily due to the increase in maintenance costs during this period.

General and Administrative Expenses

General and administrative expenses increased approximately US$0.4 million, or 44.7%, from US$0.9 million for the three months ended September 30, 2007 to approximately US$1.3 million for the three months ended September 30, 2008. The increase in our administration expenses was mainly due to the following: (i) an increase approximately amounted to US$0.2 million associated with our consolidated financial statements audit for the fiscal year ended June 30, 2008; and, (ii) an increase in our consulting fee associated with public listing with approximately US$0.2 million.

Interest Expense, Net

Net interest expense increased approximately US$0.6 million, or 10.8%, from approximately US$5.9 million for the three months ended September 30, 2007 to approximately US$6.5 million for the three months ended September 30, 2008. This increase is primarily due to the increased interest rate of our loans. The People’s Bank of China increased the benchmark of the interest rate for long term loan over five years from 7.38% for the three months ended September 30, 2007 to 7.83% for the three months ended September 30, 2008, accordingly, our lenders increased the interest rate to some degree.

Income Tax Expense

Income tax expense decreased approximately US$0.2 million, or 14.0%, from approximately US$1.4 million for the three months ended September 30, 2007 to approximately US$1.2 million for the three months ended September 30, 2008, as a result of the increase in our operation income. Our effective tax rate was 25% for both the three months ended September 30, 2008 and 2007.

Net Income

Our net income decreased approximately US$0.9 million, or 21.3%, from approximately US$4.2 million for the three months ended September 30, 2007 to approximately US$3.3 million for the three months ended September 30, 2008. This decrease is primarily due to the increase in our General and administrative expense and interest expense during the two (2) reporting periods.

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

The following table sets forth the summary of our cash flows, in dollar, for the years indicated:

	Three Months Ended September 30 (Unaudited)
	2008	2007
Net cash provided by operating activities	$5,874,038	$6,248,287
Net cash (used in) provided by investing activities	(3,717,296)	1,591,969
Net cash used in financing activities	—	(7,870,735)
Net increase (decrease) in cash and cash equivalents	2,156,742	(30,479)
Effect of exchange rate changes on cash	(190,688)	(175,547)
Cash and cash equivalents at beginning of period	5,769,344	5,830,962
Cash and cash equivalents at end of period	$7,735,398	$5,624,936

Operating Activities

Net cash provided by operating activities was approximately US$5.9 million for the three months ended September 30, 2008, as compared to US$6.2 million for the three months ended September 30, 2007. The decrease is mainly due to the decrease of net income and increase in our accounts receivable.

Investing Activities

Net cash used in investing activities was approximately US$3.7 million for the three months ended September 30, 2008, as compared to approximately US $1.6 million net cash provided by investing activities for the three months ended September 30, 2007. Such change is mainly due to: i) partially we received the advance to a related party approximately amounted to US$5.7 million for the three months ended September 30, 2007; and, ii) our payment associated with toll road construction was reduced when the Pinglin Expressway entirely opened to the public on May 2006.

Financing Activities

Net cash used in financing activities was US$0 million for the three months ended September 30, 2008, as compared to approximately US$7.9 million for the three months ended September 30, 2007. Such change is mainly due to the repayment of short-term bank loans and notes payable during the three months ended September 30, 2007.

Working Capital

Our working capital deficiency decreased by approximately US$4.5 million from approximately US$6.6 million as of June 30, 2008 to approximately US$2.1 million as of September 30, 2008, which was primarily due to our increase in cash and cash equivalents, notes receivable and accounts receivable approximately amounted to US$2.0 million, US$10.4 million and US$1.1 million, respectively, and partially offset by a decrease in notes receivable from related parties approximately amounted to US$7.5 million, and an increase in deferred tax liabilities approximately amounted to US$1.3 million.

The increase in cash and cash equivalents represented the result of our operating activities. The increase in notes receivable and the decrease in current portion of notes receivable from related parties was as a result of note we received which were issued by an unrelated company from our related parties as the repayment of interest.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately US$1.0 million and US$2.1 million for the three months ended September 30, 2008 and 2007, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipment related to our toll operations. If we are permitted to construct and operate new toll road or invest other toll road companies, we may require additional funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2007, China Railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at September 30, 2008.

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of September 30, 2008.

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended Spetember 30, 2008, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

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
Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the SEC on September 29, 2008.

16.1	Auditor Letter	Incorporated by reference to Exhibit 16.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the SEC on September 29, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

EXHIBIT NO.	DESCRIPTION	LOCATION

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008.

99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008.

99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	By:	/s/ Li Xipeng
Name: Li Xipeng
Its: Chief Executive Officer, Principal Executive Officer and Chairman of the Board

Date: November 14, 2008	By:	/s/ Zhang Chunxian
Name: Zhang Chunxian
Its: Chief Financial Officer, Principal Financial and Accounting Officer and Director