Form 10-Q
period 2008-12-31
China Infrastructure Investment CORP
filed 2009-02-17
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2009, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) AND JUNE 30, 2008	F-1 – F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-4 – F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007	F-6 – F-19

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2008	June 30, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,192,529	$5,769,344
Restricted cash	29,179	29,104
Notes receivable	806,631	776,936
Accounts receivable	571,881	2,006,848
Other receivables	143,855	419,642
Notes receivable from related parties, current	5,481,930	10,197,016
Advance to a related party	32,635,336	21,733,471
Other current assets	470,970	991,768
Total current assets	42,332,311	41,924,129

Toll road infrastructures, net	442,861,491	443,672,007
Plant and equipment, net	15,896,488	15,943,451
Land use rights, net	48,196,008	49,066,392
Long-term investment	1,458,959	1,455,223
Notes receivable from related parties, long-term	139,608,658	139,872,158
Deferred taxes	6,341,826	6,059,721
Total long-term assets	654,363,430	656,068,952

TOTAL ASSETS	$696,695,741	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	June 30, 2008
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$2,147,847	$4,840,299
Current portion of long-term loans	13,139,389	10,678,425
Payable to contractors	26,979,635	24,224,039
Deferred taxes	9,893,237	8,556,534
Other current liabilities	59,405	225,915
Total current liabilities	52,219,513	48,525,212

LONG-TERM LIABILITIES
Long-term portion of bank loans	457,488,839	466,512,413
Deferred revenue	6,608,414	6,627,828
Total long-term liabilities	464,097,253	473,140,241

TOTAL LIABILITIES	516,316,766	521,665,453

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	80,000	80,000
Additional paid-in capital	140,573,673	140,573,673
Accumulated other comprehensive income	27,276,777	26,818,531
Retained earnings	12,448,525	8,855,424
Total Shareholders’ Equity	180,378,975	176,327,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$696,695,741	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

REVENUES	$12,101,788	$13,954,729	$27,502,808	$28,558,742

OPERATING COSTS	2,466,673	2,446,018	3,671,134	2,969,505

DEPRECIATION AND AMORTIZATION	1,792,717	1,597,684	3,892,036	3,362,476

GROSS PROFIT	7,842,398	9,911,027	19,939,638	22,226,761

General and administrative expenses	1,501,042	1,495,916	2,842,944	2,426,903

INCOME FROM OPERATIONS	6,341,356	8,415,111	17,096,694	19,799,858

OTHER INCOME (EXPENSES)

Interest expense, net	(6,149,805)	(5,604,709)	(12,643,359)	(11,515,933)

Other income, net	185,226	94,580	440,838	291,399

INCOME FROM OPERATIONS BEFORE INCOME TAXES	376,777	2,904,982	4,894,173	8,575,324

INCOME TAX EXPENSE	(94,194)	(721,329)	(1,301,072)	(2,138,950)

NET INCOME	282,583	2,183,653	3,593,101	6,436,374

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	29,394	4,121,417	458,246	6,203,197

OTHER COMPREHENSIVE INCOME, NET	29,394	4,121,417	458,246	6,203,197

COMPREHENSIVE INCOME	$311,977	$6,305,070	$4,051,347	$12,639,571

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	55,000,000	80,000,000	55,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.04	$0.04	$0.12

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,593,101	$6,436,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,189,806	3,631,049
Deferred taxes	1,054,598	1,846,700
Deferred revenue	(301,840)	(277,357)
Imputed interest	265,453	246,399
Loss from disposal of plant and equipment	-	100,283
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,434,967	(1,239,838)
Other receivables	275,787	(254,749)
Other current assets	520,797	(599,852)
Increase (Decrease) In:
Other payables and accrued liabilities	(2,692,452)	(310,552)
Other current liabilities	(166,510)	(8,444)
Net cash provided by operating activities	8,173,707	9,570,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(848,587)	(4,285,727)
Purchases of plant and equipment	(311,068)	(488,341)
Proceeds from disposition of plant and equipment	-	59,365
Increase in payable to contractors	2,755,596	4,170,003
Decrease (increase) in notes receivable from related parties for interest	5,464,629	(4,479,271)
(Increase) decrease in advance to a related party	(10,967,399)	8,897,185
Net cash (used in) provided by investing activities	(3,906,829)	3,873,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	17,913,556	133,890,317
Repayments of long-term bank loans	(25,691,501)	(134,136,675)
Repayments of short- term bank loans	-	(10,711,225)
Repayments of notes payable	-	(5,366,324)
Net cash used in financing activities	(7,777,945)	(16,323,907)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,511,067)	(2,880,680)
Effect of exchange rate changes on cash	(65,748)	1,866,956
Cash and cash equivalents at beginning of period	5,769,344	5,830,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,192,529	$4,817,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,913,556	$15,386,442
Income taxes paid	$-	$669,452

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the six months ended December 31, 2008 and 2007, $848,587 and $4,285,727 were transferred from construction in progress to toll road infrastructures, respectively.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)	Color Man Holdings Limited (“CMH”) (An inactive holding company, 100% subsidiary of CIIC).

(ii)	Wise On China Limited (“WOCL”) ( An inactive holding company,100% subsidiary of CMH)

(iii)	Pingdingshan Pinglin Expressway Co., Ltd. (“Ping”) ( 100% subsidiary of WOCL)

Inter-company accounts and transactions have been eliminated in consolidation.

(c)	Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC for the six months ended December 31, 2008 and 2007.

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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other current assets, notes payable, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at December 31, 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the six months ended December 31, 2008 and 2007, since construction was completed.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the six months ended December 31, 2008 and 2007.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the six months ended December 31, 2008 and 2007 is $301,840 and $277,357 respectively. The imputed interest for the six months ended December 31, 2008 and 2007 is $265,453 and $246,399, respectively.

(n)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2008 and 2007.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

	December 31, 2008	December 31, 2007
Periods ended RMB: US$ exchange rate	6.8542	7.3141
Average RMB: US$ exchange rate for the three months ended	6.8547	7.4151
Average RMB: US$ exchange rate for the six months ended	6.8630	7.4688

(p)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R)  is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) . SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 may have on the disclosures in its financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

3.           NOTES RECEIVABLE

Notes receivable is from unrelated companies and consists of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

Notes receivable from unrelated companies	$806,631	$776,936

On June 20, 2007, the Company loaned to Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Interest income for the six months ended December 31, 2008 and 2007 was $27,665 and $18,711, respectively. The Company is now negotiating with Pingdingshan Traffic Administration for the renewal of such agreement.

4.           NOTES RECEIVABLE FROM RELATED PARTIES

	December 31, 2008	June 30, 2008
	(Unaudited)

Tai Ao Expressway Co., Ltd
Principal	$70,033,872	$69,854,502
Interest receivable	2,741,826	4,935,189
	72,775,698	74,789,691
Xinyang Expressway Co., Ltd
Principal	69,574,786	70,017,656
Interest receivable	2,740,104	5,261,827
	72,314,890	75,279,483
Total notes receivable from related parties	145,090,588	150,069,174

Less: current portion	5,481,930	10,197,016

Long-term portion	$139,608,658	$139,872,158

The notes receivable were provided to these companies for their construction working capital. The above two companies are related to the Company through a common shareholder of the Company. The notes receivable are interest bearing and unsecured. The interest rate is 7.83% and 7.20% per annum for the six months ended December 31, 2008 and 2007, respectively. Interest income was $5,474,905 and $4,632,906 for the six months ended December 31, 2008 and 2007, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 (UNAUDITED)

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

The repayment schedule for the notes receivable from related parties is as follows:

December 31, 2009	$5,481,930
December 31, 2010	139,608,658
Total	$145,090,588

5.           ADVANCE TO A RELATED PARTY

	December 31, 2008	June 30, 2008
	(Unaudited)

Tai Ao Expressway Co., Ltd	$32,635,336	$21,733,471

The Company made advances to suppliers on behalf of Tai Ao Expressway Co., Ltd. for the purchase of construction materials, amounting to approximately $33 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. The balances of $32,635,336 and $21,733,471 at December 31, 2008 and June 30, 2008, respectively, are unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 (UNAUDITED)

6.           TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

At cost:	$455,043,119	$453,825,417

Less: Accumulated depreciation	12,181,628	10,153,410
Toll road infrastructures, net	$442,861,491	$443,672,007

Depreciation expense for the six months ended December 31, 2008 and 2007 was $2,795,850 and $2,356,055, respectively.

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 10.

7.           PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

At cost:
Toll station and ancillary facilities	$10,257,690	$10,114,007
Communication and monitoring equipment	5,749,445	5,675,065
Motor vehicles	1,464,473	1,460,723
Machinery	297,278	296,516
Office equipment	564,875	429,824
	18,333,761	17,976,135
Less: Accumulated depreciation
Toll station and ancillary facilities	968,246	801,811
Communication and monitoring equipment	481,832	388,473
Motor vehicles	714,119	623,733
Machinery	92,202	73,989
Office equipment	180,874	144,678
	2,437,273	2,032,684
Plant and equipment, net	$15,896,488	$15,943,451

Depreciation expense for the six months ended December 31, 2008 and 2007 was $398,857 and $360,609, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

8.           LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

Cost	$53,644,340	$53,506,947
Less: Accumulated amortization	5,448,332	4,440,555
Land use rights, net	$48,196,008	$49,066,392

Amortization expense for the six months ended December 31, 2008 and 2007 was $497,549 and $457,192, respectively.

Amortization expense for the next five years and thereafter is as follows:

December 31, 2009	$1,992,751
December 31, 2010	1,992,751
December 31, 2011	1,992,751
December 31, 2012	1,992,751
December 31, 2013	1,992,751
Thereafter	38,232,253
Total	$48,196,008

9.           LONG-TERM INVESTMENT

	December 31, 2008		June 30, 2008
	(Unaudited)
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Co., Ltd.	3%	$1,458,959	3%	$1,455,223

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institution.  Pursuant to the agreement, Ping obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd. with the consideration amounting to Rmb10 million (approximately US$1.3 million).  Management of the Company adopted the cost method for the accounting of such investment as the Company obtained a minor interest in Pingdingshan City Credit Co., Ltd.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 (UNAUDITED)

10.         BANK LOANS

Bank loans consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$96,291,326	$98,955,150

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,179,189	29,104,456

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,179,189	29,104,456

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	170,082,577	174,504,497

Loan from National Development Bank of China Henan Branch, due November 22, 2022, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	145,895,947	145,522,279
Total bank loans	470,628,228	477,190,838
Less: current portion	13,139,389	10,678,425

Long-term portion	$457,488,839	$466,512,413

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

10.         LONG-TERM BANK LOANS (CONTINUED)

For the six months ended December 31, 2008 and 2007, interest expense was $17,913,556 and $15,503,345, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of December 31, 2008 and June 30, 2008.  The repayment schedule for the long-term bank loans is as follows:

December 31, 2009	$13,139,389
December 31, 2010	30,165,446
December 31, 2011	39,905,459
December 31, 2012	54,495,054
December 31, 2013	27,247,527
Thereafter	305,675,353
Total	$470,628,228

11.         INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2008 based on their best estimates and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). — AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2008, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

11.         INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Six months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Current	$254,229	$267,320
Deferred	1,046,843	1,871,630
Income tax expense	$1,301,072	$2,138,950

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” expense	$1,301,072	$2,138,950
Permanent differences	-	-
Income tax expense	$1,301,072	$2,138,950

12.         CONTINGENCIES

Litigation:

(a)    On June 27, 2007, China railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at December 31, 2008.

(b)   The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory.  Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of December 31, 2008.

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

The Company began generating operating revenue in January 2006.  The Company had not yet started full operation of the Expressway prior to June 2006, therefore the operating income was at a low level and the growth was moderate. With the full operation of the Expressway in June 2006, the operating income had seen sustained rapid growth at that time.

After several years of operations, the social awareness of the Expressway gradually increased, and passenger and commercial vehicles is increasing rapidly. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

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

In addition, the Company intends to energetically push forward the standard management, human-based services, establish an information management platform and continue to improve the road condition and traffic capacity so as to provide the traveler with a smooth, safe and comfortable running environment. With the increasing influence of the Expressway on the substitution and division of other transportation lines and under the great macroeconomic environment providing continuous and rapid growth in China and the specific area where the roads are located, we believe that the Company’s income from toll and profits will continue to increase under such conditions.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, note receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at December 31, 2008 and 2007.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended December 31, 2008 and 2007 or for the six months ended December 31, 2008 and 2007.

Contingencies

In normal course of business, we are subject to contingencies, including, legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended December 31, 2008 and 2007 or for the six months ended December 31, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) . We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

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

Results of Operations

Results of Operations for the Three (3) Months Ended December 31, 2008 Compared to the Three (3) Months Ended December 31, 2007

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	Three Months Ended December 31 (Unaudited)		Three Months Ended December 31 (Unaudited)
	2008	2007	2008	2007

Revenues	$12,101,788	$13,954,729	100.0%	100.0%
Operating costs	2,466,673	2,446,018	20.4%	17.5%
Depreciation and amortization	1,792,717	1,597,684	14.8%	11.5%
Gross profit	7,842,398	9,911,027	64.8%	71.0%
General and administrative expenses	1,501,042	1,495,916	12.4%	10.7%
Income from operations	6,341,356	8,415,111	52.4%	60.3%
Interest expense, net	6,149,805	5,604,709	50.8%	40.2%
Other income, net	185,226	94,580	1.5%	0.7%
Income from operations before income taxes	376,777	2,904,982	3.1%	20.8%
Income tax expense	$94,194	$721,329	0.8%	5.2%
Net income	$282,583	$2,183,653	2.3%	15.6%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased approximately US$1.9 million, or 13.3% from approximately US$14.0 million for the three months ended December 31, 2007 to approximately US$12.1 million for the three months ended December 31, 2008. The decrease was mainly attributable to the decrease of the traffic volume of commercial vehicles and a toll free policy introduced by the Chinese government.

On December 26, 2005, the first phase of the Expressway with a length of approximately 86 kilometers was completed and commenced toll operation. On May 31, 2006, with the completion of the remaining part of approximately 21 kilometers, the entire Expressway was put into operation. A key transport artery, the national trunk Nanluo Expressway,was entirely put into operation as well, which increased the importance of the Expressway to those vehicles passing through. During the three months ended December 31, 2008 and 2007, the converted average daily traffic volume, a guide line to evaluate the operation performance specially used in the toll road industry, remained stable at 13,349 units and 13,335 units, respectively.

Although overall traffic volume remained at the same level, our revenues from the operation of toll road decreased during the three months ended December 31, 2008 due to the factors mentioned as follows:

Commercial vehicles, especially coal trucks, are one of the main categories of our passing vehicles with a high toll rate. During the three months ended December 30, 2008, due to the spread of the subprime mortgage crisis throughout the world, China’s coal market decreased. On the other hand, incidents of coal mine accidents in China lead to a suspension of operations of coal mines in Henan province. As a result, the traffic volume of commercial vehicles as a component of our total traffic volume decreased approximately 4.8% from approximately 73.8% for the three months ended December 31, 2007 to approximately 69.0% for the three months ended December 31, 2008.

In year 2008, the Chinese government introduced regulations with an objective of slowing down increases in the market price of certain products. It was prescribed that a toll free policy should be enjoyed by those vehicles with fruits, vegetables, fowls, marine products, eggs and milk transportation. As a result, a portion of our traffic volume was toll free.

Due to these factors, our revenues for the three months ended December 31, 2008 decreased 13.3% compared to the same period of year 2007.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost, direct construction cost and labor cost associated with the toll operations. The operating costs nearly remained consistent during the three months ended December 31, 2008 and 2007.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately $0.2 million, or 12.2%, from approximately $1.6 million for the three months ended December 31, 2007 to approximately $1.8 million for the three months ended December 31, 2008.

Depreciation of toll road infrastructures is calculated to write off the cost on a units-of-usage basis whereby the Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Gross Profit

Our gross profit decreased approximately US$2.1 million, or 20.9%, from approximately US$9.9 million for the three months ended December 31, 2007 to approximately US$7.8 million for the three months ended December 31, 2008.

Gross profit as a percentage of revenues decreased from 71.0% for the three months ended December 31, 2007 to 64.8% for the there months ended December 31, 2008. Such percentage decrease is primarily due to the decrease in revenues during this period.

General and Administrative Expenses

General and administrative expenses mainly represent the employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance cost, entertainment expense, consulting fee, provision for doubtful debts, depreciations and miscellaneous taxes, etc. Our general and administrative expenses nearly remained consistent during the three months ended December 31, 2008 and 2007.

Interest Expense, Net

Net interest expense increased approximately US$0.5 million, or 9.7%, from approximately US$5.6 million for the three months ended December 31, 2007 to approximately US$6.1 million for the three months ended December 31, 2008. This increase is primarily due to the increased interest rate of our loans.  The People’s Bank of China frequently adjusted the benchmark of the interest rate for long term loan during the three months ended December 31, 2008 and 2007, accordingly, our lenders adjusted the interest rate to some degree. As a result, the interest rate for our long term loans increased from approximately 6.69% in average for the three months ended December 31, 2007, to approximately 7.47% in average for the three months ended December 31, 2008.

Income Tax Expense

Income tax expense decreased approximately US$0.6 million, or 86.9%, from approximately US$0.7 million for the three months ended December 31, 2007 to approximately US$0.1 million for the three months ended December 31, 2008, as a result of the decrease in our operation income. Our effective tax rate was 25% for both the three months ended December 31, 2008 and 2007.

Net Income

Our net income decreased approximately US$1.9 million, or 87.1%, from approximately US$2.2 million for the three months ended December 31, 2007 to approximately US$0.3 million for the three months ended December 31, 2008. This decrease is primarily due to the decrease in our revenues and the increase in our interest expense during the two (2) reporting periods.

Results of Operations for the Six (6) Months Ended December 31, 2008 Compared to the Six (6) Months Ended December 31, 2007

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	Six Months Ended December 31 (Unaudited)		Six Months Ended December 31 (Unaudited)
	2008	2007	2008	2007

Revenues	$27,502,808	$28,558,742	100.0%	100.0%
Operating costs	3,671,134	2,969,505	13.3%	10.4%
Depreciation and amortization	3,892,036	3,362,476	14.2%	11.8%
Gross profit	19,939,638	22,226,761	72.5%	77.8%
General and administrative expenses	2,842,944	2,426,903	10.3%	8.5%
Income from operations	17,096,694	19,799,858	62.2%	69.3%
Interest expense, net	12,643,359	11,515,933	46.0%	40.3%
Other income, net	440,838	291,399	1.6%	1.0%
Income from operations before income taxes	4,894,173	8,575,324	17.8%	30.0%
Income tax expense	$1,301,072	$2,138,950	4.7%	7.5%
Net income	$3,593,101	$6,436,374	13.1%	22.5%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased approximately US$1.1 million, or 3.7% from approximately US$28.6 million for the six months ended December 31, 2007 to approximately US$27.5 million for the six months ended December 31, 2008. The decrease was mainly attributable to the decrease of the traffic volumes of commercial vehicles and a toll free policy introduced by Chinese government.

On December 26, 2005, the first phase of the Expressway with a length of approximately 86 kilometers was completed and commenced toll operation. On May 31, 2006, with the completion of the remaining part of approximately 21 kilometers, the entire Expressway was put into operation. A key transport artery, the national trunk Nanluo Expressway, was entirely put into operation as well, which increased the importance of the Expressway to those vehicles passing through. The converted average daily traffic volume, a guide line to evaluate the operation performance specially used in the toll road industry, steadily increased 1,220 units, or 8.8% from 13,867 units for the six months ended December 31, 2007 to 15,087 units for the six months ended December 31, 2008.

Although the traffic volumes retained in the same level, our revenues from the operation of toll road decreased during the six months ended December 31, 2008 due to the factors mentioned as follows:

Commercial vehicles, especially coal trucks, are one of the main categories of our passing vehicles with a high toll rate. During the six months ended December 30, 2008, due to the spread of the subprime mortgage crisis throughout the world, China’s coal market decreased. On the other hand, incidents of coal mine accidents in China lead to a suspension of operations of coal mines in Henan province. As a result, the traffic volume of commercial vehicles as a component of our total traffic volume decreased approximately 3.7%, from approximately 75.0% for the six months ended December 31, 2007 to approximately 71.3% for the six months ended December 31, 2008.

In year 2008, the Chinese government introduced regulations with an objective of slowing down increases in the market price of certain products. It was prescribed that a toll free policy should be enjoyed by those vehicles with fruits, vegetables, fowls, marine products, eggs and milk transportation. As a result, a portion of our traffic volumes was toll free.

Due to these factors, our revenues for the six months ended December 31, 2008 decreased 3.7% compared to the same period of year 2007.

Operating Costs

Our operating costs mainly represent the road maintenance cost, road management cost, direct construction cost and labor cost associated with the toll operations. For the six months ended December 31, 2008, the operating costs increased approximately US$0.7 million, or 23.6%, to approximately US$3.7 million, compared to approximately US$3.0 million for the six months ended December 31, 2007. This increase is mainly due to the effect of the change of exchange rate.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately $0.5 million, or 15.7%, from approximately $3.4 million for the six months ended December 31, 2007 to approximately $3.9 million for the six months ended December 31, 2008.

Depreciation of toll road infrastructures is calculated to write off their cost on a units-of-usage basis whereby the Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Gross Profit

Our gross profit decreased approximately US$2.3 million, or 10.3%, from approximately US$22.2 million for the six months ended December 31, 2007 to approximately US$19.9 million for the six months ended December 31, 2008.

Gross profit as a percentage of revenues decreased from 77.8% for the six months ended December 31, 2007 to 72.5% for the six months ended December 31, 2008. Such percentage decrease is primarily due to the decrease in revenues during this period.

General and Administrative Expenses

General and administrative expenses mainly represent the employee payroll and welfare, traveling expense, vehicle gasoline and maintenance cost, entertainment expense, consulting fee, provision for doubtful debts, depreciations and miscellaneous taxes, etc. General and administrative expenses increased approximately US$0.4 million, or 17.1%, from US$2.4 million for the six months ended December 31, 2007 to approximately US$2.8 million for the six months ended December 31, 2008. The increase in our administration expenses was mainly due to the increase in our consulting fee approximately amounted to US$0.8 million partially offset by the decrease in miscellaneous taxes, provision for doubtful debts and traveling expense.

Interest Expense, Net

Net interest expense increased approximately US$1.1 million, or 9.8%, from approximately US$11.5 million for the six months ended December 31, 2007 to approximately US$12.6 million for the six months ended December 31, 2008. This increase is primarily due to the increased interest rate of our loans.  The People’s Bank of China frequently adjusted the benchmark of the interest rate for long term loan during the six months ended December 31, 2008 and 2007, accordingly, our lenders adjusted the interest rate to some degree. As a result, the interest rate for our long term loans increased from approximately 7.1% in average for the six months ended December 31, 2007, to approximately %7.62 in average for the six months ended December 31, 2008.

Income Tax Expense

Income tax expense decreased approximately US$0.8 million, or 39.2%, from approximately US$2.1 million for the six months ended December 31, 2007 to approximately US$1.3 million for the six months ended December 31, 2008, as a result of the decrease in our income from operations. Our effective tax rate was 27% and 25% for the six months ended December 31, 2008 and 2007, respectively.

Net Income

Our net income decreased approximately US$2.8 million, or 44.2%, from approximately US$6.4 million for the six months ended December 31, 2007 to approximately US$3.6 million for the six months ended December 31, 2008. This decrease is primarily due to the decrease in our revenues and the increase in our interest expense during the two (2) reporting periods.

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

The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Six Months Ended December 31 (Unaudited)
	2008	2007
Net cash provided by operating activities	$8,173,707	$9,570,013
Net cash (used in) provided by investing activities	(3,906,829)	3,873,214
Net cash used in financing activities	(7,777,945)	(16,323,907)
Net decrease in cash and cash equivalents	(3,511,067)	(2,880,680)
Effect of exchange rate changes on cash	(65,748)	1,866,956
Cash and cash equivalents at beginning of period	5,769,344	5,830,962
Cash and cash equivalents at end of period	$2,192,529	$4,817,238

Operating Activities

Net cash provided by operating activities was approximately US$8.2 million for the six months ended December 31, 2008, as compared to US$9.6 million for the six months ended December 31, 2007.  The decrease is mainly due to the decrease of net income.

Investing Activities

Net cash used in investing activities was approximately US$3.9 million for the six months ended December 31, 2008, as compared to approximately US $3.9 million net cash provided by investing activities for the six months ended December 31, 2007.  Such change is mainly due to the following:  (i) our related company Tai Ao started its toll operation in December 2008. At the beginning, Tai Ao was lack of working capital to fulfill its daily operation. As a result, we provided an additional payment on behalf of Tai Ao approximately amounted to US$11.0 million for the six months ended December 31, 2008, as compared to a receipt from such related party approximately amounted to US$8.9 million for the six months ended December 31, 2007; (ii) we received interest from related party note receivables of approximately US$10.2 million; and (iii) our payment associated with toll road construction decreased approximately US$3.4 million during the six months ended December 31, 2008.

Financing Activities

Net cash used in financing activities was US$7.8 million for the six months ended December 31, 2008, as compared to approximately US$16.3 million for the six months ended December 31, 2007. Such change is mainly due to the repayment of short-term bank loans and notes payable during the six months ended December 31, 2007.

Working Capital

Our working capital deficiency increased by approximately US$3.3 million from approximately US$6.6 million as of June 30, 2008 to approximately US$9.9 million as of December 31, 2008, which was primarily due to our decrease in cash and cash equivalents, accounts receivable and current portion of notes receivable from related parties approximately amounted to US$3.6 million, US$1.4 million and US$4.7 million, respectively, and increase in current portion of long-term loans, payable to contractors and deferred tax liabilities of approximately US$2.5 million, US$2.8 million and US$1.3 million, respectively, and partially offset by an increase in advance to a related party of approximately US$10.9 million, and a decrease in other payables and accrued liabilities of approximately US$2.7 million. The decrease in cash and cash equivalents represented the result of our operating activities. The decrease in current portion of notes receivable from related parties represented our settlement with related parties.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately US$1.2 million and US$4.8 million for the six months ended December 31, 2008 and 2007, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipment related to our toll operations. If we are permitted to construct and operate new toll road or invest other toll road companies, we may require additional funds.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the U.S. Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2007, China Railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than ten (10) months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at December 31, 2008.

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of December 31, 2008.

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows other than as set forth above.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, the Company had no unregistered sales of equity securities.

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

Date: February 17, 2009	By:	/s/ Li Xipeng
Name:Li Xipeng
Its:Chief Executive Officer, Principal Executive Officer and Chairman of the Board

Date: February 17, 2009	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Its:Chief Financial Officer, Principal Financial and Accounting Officer and Director