Form 10-K/A
period 2008-06-30
China Infrastructure Investment CORP
filed 2009-05-06
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

Commission File Number 001-34150

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
Annual Report on Form 10-K
For the Year Ended June 30, 2008

Table of Contents

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

Name And Principal Function	Year	Salary	Bonus	Employer’s Contribution to Mandatory Pension and other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Li Xipeng,	2008	-0-	-0-	- 0 –	-0-
Chief Executive Officer	2007	-0-	-0-	- 0 –	-0-
(1)	2006	-0-	-0-	- 0 –	-0-

Zhang Chunxian, Chief	2008	15,000	7,517	5,730	28,247
Financial Officer (2)	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

Lin Jie,	2008	11,706	5,998	4,472	22,176
Vice President of	2007	-0-	-0-	-0-	-0-
Operations (3)	2006	-0-	-0-	-0-	-0-

Wu Lei	2008	4,713	1,100	1,800	7,613
Vice President of	2007	-0-	-0-	-0-	-0-
Strategy Development (4)	2006	-0-	-0-	-0-	-0-

Wang Feng, Secretary (5)	2008	11,623	4,619	4,440	20,682
	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

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

None.

Non-Qualified Deferred Compensation

None.

Potential Payments Upon Termination or Change of Control

None.

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended June 30, 2008:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin (1)	2008	-0-	-0-	- 0 –	-0-
	2007	-0-	-0-	- 0 –	-0-
	2006	-0-	-0-	- 0 –	-0-

Mu Xinjie (2)	2008	14,211	-0-	-0-	14,211
	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

Sun Jianhao (3)	2008	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

Xu Huiqing (4)	2008	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

Li Changlai (5)	2008	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-

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

Name and Address of Beneficial Owner (1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial ownership After Exchange		Percentage of Class (2)

Li Xipeng, Chief Executive Officer and Chairman of the Board	0	27,200,000	(3)	27,200,000	(3)	34%

Zhang Chunxian, Chief Financial Officer and Director	0	5,440,000	(4)	5,440,000	(4)	6.80%

Lin Jie, Vice President of Operations	0	5,440,000	(5)	5,440,000	(5)	6.80%

Wu Lei, Vice President of Strategy Development	0	5,440,000	(6)	5,440,000	(6)	6.80%

Wang Feng, Secretary	0	0		0		0%

Sun Jianhao, Director	0	5,440,000	(7)	5,440,000	(7)	6.80%

Huang Yuemin, Director	0	0		0		0%

Xu Huiqing, Director	0	0		0		0%

Li Changlai, Director	0	0		0		0%

Mu Xinjie, Director	0	0		0		0%

ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	48,960,000		48,960,000		61.20%

Joylink Holdings Limited Room 42, 4F, New Henry House 10 Ice House Street Central, Hong Kong	54,400,00	0		54,400,000		68%

Fred Hall 1065 W. 1150 S Provo, UT 84601	21,924,995	0		21,924,995		27.41%

Shu Hongying	0	5,440,000	(8)	5,440,000	(8)	6.80%
Room 14 Unit 4, 11 Building Sichangdong Street Zhengzhou, Henan the PRC

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

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

(7)
Sun Jianhao, a Director of the Company, owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Sun Jianhao may be considered to beneficially own 5,440,000 shares.

(8)	Shu Hongying owns 10% of Joylink Holdings Limited, which owns 54,400,000 shares of the Company’s Common Stock. Therefore, Shu Hongying may be considered to beneficially own 5,440,000 shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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
Date: May 6, 2009

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
Signatures	Title	Date

/s Li Xipeng	Chief Executive Officer,	May 6, 2009
Li Xipeng	Principal Executive Officer and Chairman of the Board

/s/ Zhang Chunxian
Zhang Chunxian	Chief Financial Officer, Principal Financial and Accounting Officer and Director	May 6, 2009

/s/ Sun Jianhao
Sun Jianhao	Director	May 6, 2009

/s/ Huang Yuemin
Huang Yuemin	Director	May 6, 2009

/s/ Xu Huiqing
Xu Huiqing	Director	May 6, 2009

/s/ Li Changlai
Li Changlai	Director	May 6, 2009

/s/ Mu Xinjie
Mu Xinjie	Director	May 6, 2009

CHINA INFRASTRUCTURE INVESTMENT CORPORATION (FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES TABLE OF CONTENTS
Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007	F-4 – F-5

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-6

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-8 – F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-10 – F-26

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

/s/ K.P. Cheng & Co.

K.P. Cheng & Co.

Certified Public Accountants
Hong Kong, China
February 8, 2008

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,769,344	$5,830,962
Restricted cash	29,104	2,631,475
Note receivable	776,936	656,556
Accounts receivable	2,006,848	2,721,057
Other receivables	419,642	1,389,579
Notes receivable from related parties, current	10,197,016	126,098,139
Advance to a related party	21,733,471	29,998,648
Other current assets	991,768	138,742
Total current assets	41,924,129	169,465,158

Toll road infrastructures, net	443,672,007	398,701,246
Plant and equipment, net	15,943,451	14,754,523
Land use rights, net	49,066,392	46,068,301
Long-term investment	1,455,223	1,313,111
Notes receivable from related parties, long-term	139,872,158	-
Deferred taxes	6,059,721	6,170,156
Total long-term assets	656,068,952	467,007,337

TOTAL ASSETS	$697,993,081	$636,472,495

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Other payables and accrued liabilities	$4,840,299	$2,932,841
Short-term bank loans	-	10,504,891
Current portion of long-term loans	10,678,425	134,047,666
Note payable	-	5,262,951
Payable to contractors	24,224,039	26,411,885
Deferred taxes	8,556,534	4,604,522
Other current liabilities	225,915	157,426
Total current liabilities	48,525,212	183,922,182

LONG-TERM LIABILITIES
Long-term bank loans	466,512,413	299,279,102
Deferred revenue	6,627,828	6,041,304
Total long-term liabilities	473,140,241	305,320,406

TOTAL LIABILITIES	521,665,453	489,242,588

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares and 54,400,000 shares issued and outstanding as of June 30, 2008 and 2007, respectively	80,000	54,400
Additional paid-in capital	140,573,673	140,662,392
Accumulated other comprehensive income	26,818,531	10,192,480
Retained earnings (deficit)	8,855,424	(3,679,365)
Total Shareholders’ Equity	176,327,628	147,229,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$697,993,081	$636,472,495

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

With the approval from Henan Transportation Bureau and the State Development and Revolution Committee of China [NO. 2003-1784], the Company is permitted to construct and operate the toll road from Pingdingshan to Linru, Henan, China, for 30 years from 2003.   The Company expects that the Chinese government will extend its land use rights following the expiration of such rights in 2033, however if such extension is not approved by the Henan Transportation Bureau and the State Development and Revolution Committee of China, then the Pingdingshan Expressway will thereafter be operated by the Chinese government.

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

(j)     Construction in Progress

Construction in progress represents costs incurred in the construction of expressways and bridges. The costs includes development expenditures and other direct costs, including interest cost on the related borrowed funds during the construction period attributable to the development of plant and equipment and toll road infrastructures. Construction in progress is transferred to the appropriate category of plant and equipment and toll road infrastructures when completed and ready for intended use. Depreciation commences when the assets are ready for their intended use.(k) Capitalized InterestThe Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the years ended June 30, 2008 and 2007, since construction was completed.

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

The Company extended credit to and subsequently renewed credit to the Pingdingshan Transportation Authority in order to improve the management of transportation in the region.

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

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institute. Pursuant to the agreement, Ping obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd, with the consideration amounted to Rmb10 million (approximately US$1.3 million). Cost method is adopted by the management for the accounting of such investment as the Company obtained a minor interest in Pingdingshan City Credit Co., Ltd.

On April 30, 2008, a cash dividend amounting to Rmb500,000 (approximately US$68,988) was received from Pingdingshan City Credit Co., Ltd. The Company recognized such cash dividend as income for the year ended June 30, 2008.

The change in value of the Company’s cost method long term investment was due to translation adjustments.

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