Form 10-Q
period 2009-03-31
China Infrastructure Investment CORP
filed 2009-05-15
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2009, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	F-1

ITEM 1. FINANCIAL STATEMENTS	F-1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	-2-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-12-

ITEM 4. CONTROLS AND PROCEDURES	-12-

PART II OTHER INFORMATION	-12-

ITEM 1. LEGAL PROCEEDINGS	-12-

ITEM 1A. RISK FACTORS	-13-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	-13-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	-13-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	-13-

ITEM 5. OTHER INFORMATION	-13-

ITEM 6. EXHIBITS	-13-

SIGNATURES	-16-

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES

FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	June 30, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$7,815,165	$5,769,344
Restricted cash	-	29,104
Notes receivable	-	776,936
Accounts receivable	2,068,181	2,006,848
Other receivables	266,248	419,642
Notes receivable from related parties, current	8,225,090	10,197,016
Advance to a related party	32,092,019	21,733,471
Other current assets	1,237,873	991,768
Total current assets	51,704,576	41,924,129

Toll road infrastructures, net	443,219,929	443,672,007
Plant and equipment, net	15,710,576	15,943,451
Land use rights, net	47,757,742	49,066,392
Long-term investment	1,460,792	1,455,223
Notes receivable from related parties, long-term	139,784,046	139,872,158
Deferred taxes	6,470,012	6,059,721
Total long-term assets	654,403,097	656,068,952

TOTAL ASSETS	$706,107,673	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2009	June 30, 2008
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$1,732,505	$4,840,299
Short-term bank loans	7,303,962	-
Current portion of long-term bank loans	27,763,819	10,678,425
Payable to contractors	25,765,702	24,224,039
Deferred taxes	10,710,231	8,556,534
Other current liabilities	922,706	225,915
Total current liabilities	74,198,925	48,525,212

LONG-TERM LIABILITIES
Long-term bank loans	443,455,650	466,512,413
Deferred revenue	6,598,476	6,627,828
Total long-term liabilities	450,054,126	473,140,241

TOTAL LIABILITIES	524,253,051	521,665,453

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	80,000	80,000
Additional paid-in capital	140,573,673	140,573,673
Accumulated other comprehensive income	27,498,138	26,818,531
Retained earnings	13,702,811	8,855,424
Total Shareholders’ Equity	181,854,622	176,327,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$706,107,673	$697,993,081

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

REVENUES	$10,234,820	$11,630,749	$37,779,524	$40,509,496

OPERATING COSTS	584,314	830,977	4,259,217	4,012,823

DEPRECIATION AND AMORTIZATION	1,588,909	1,758,334	5,489,104	5,121,538

GROSS PROFIT	8,061,597	9,041,438	28,031,203	31,375,135

General and administrative expenses	1,442,137	825,983	4,288,648	3,211,241

OTHER INCOME (EXPENSES)

Interest expense, net	(5,167,369)	(6,061,743)	(17,829,695)	(17,677,618)

Other income, net	225,553	290,200	667,024	679,216

INCOME BEFORE INCOME TAXES	1,677,644	2,443,912	6,579,884	11,165,492

INCOME TAX EXPENSE	(429,409)	(620,049)	(1,732,497)	(2,795,466)

NET INCOME	1,248,235	1,823,863	4,847,387	8,370,026

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	221,361	6,421,839	679,607	12,799,998

COMPREHENSIVE INCOME	$1,469,596	$8,245,702	$5,526,994	$21,170,024

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	69,560,440	80,000,000	59,818,182

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.03	$0.06	$0.14

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,847,387	$8,370,026
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	776,936	664,658
Depreciation and amortization	5,942,194	5,532,921
Deferred taxes	1,743,406	2,498,801
Deferred revenue	(453,556)	(424,291)
Imputed interest	398,881	376,932
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(61,333)	(2,083,557)
Other receivables	153,394	607,941
Other current assets	(246,106)	(565,699)
Increase (Decrease) In:
Other payables and accrued liabilities	(3,107,794)	(454,163)
Other current liabilities	696,791	(107,883)
Net cash provided by operating activities	10,690,200	14,415,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(1,693,181)	(5,672,002)
Purchases of plant and equipment	(311,615)	(485,713)
Purchases of toll road infrastructures	-	(21,733)
Proceeds from disposition of plant and equipment	-	162,817
Increase in payable to contractors	1,541,663	-
Decrease in notes receivable from related parties for interest	3,351,680	3,651,467
Increase in advance to a related party	(10,986,697)	-
Net cash used in investing activities	(8,098,150)	(2,365,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	25,730,560	160,822,769
Repayments of long-term bank loans	(33,522,192)	(161,074,015)
Proceeds from short- term bank loans	7,298,269	-
Repayments of short- term bank loans	-	(10,923,768)
Repayments of notes payable	-	(5,472,808)
Restricted cash	29,104	2,631,475
Net cash used in financing activities	(464,259)	(14,016,347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,127,791	(1,965,825)
Effect of exchange rate changes on cash	(81,970)	(1,450,213)
Cash and cash equivalents at beginning of period	5,769,344	5,830,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,815,165	$2,414,924

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25,730,560	$24,275,663
Income taxes paid	$43,665	$682,736

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended March 31, 2009 and 2008, $1,694,502 and $4,370,769, respectively, were transferred from construction in progress to toll road infrastructures.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Pingdingshan Pinglin Expressway Co., Ltd (“Ping”) was incorporated under the laws of the People’s Republic of China (“PRC”) on May 12, 2003 by four investors, namely, Henan Shengrun Venture Investment Management Co., Ltd. (“SVIC”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“PZRB”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”), and Zhongyuan Trust & Investment Co., Ltd. (“ZTIC”). At establishment, the

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

(c)          Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC for the nine months ended March 31, 2009 and 2008.

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

 (f)          Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)           Fair Value of Financial Instruments (continued)

These tiers include:

• Level 1—defined as observable inputs such as quoted prices in active markets;

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	7,815,165	7,815,165	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

(g)          Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America.

(h)          Construction in Progress

Construction in progress represents costs incurred in the construction of expressways and bridges. The costs includes development expenditures and other direct costs, including interest cost on the related borrowed funds during the construction period attributable to the development of plant and equipment and toll road infrastructures. Construction in progress is transferred to the appropriate category of plant and equipment and toll road infrastructures when completed and ready for intended use. Depreciation commences when the assets are ready for their intended use. There was no construction in progress at March 31, 2009 and June 30, 2008.

(i)           Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the nine months ended March 31, 2009 and 2008, since construction was completed.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(k)          Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the nine months ended March 31, 2009 and 2008.

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

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the nine months ended March 31, 2009 and 2008 is $453,556 and $424,291 respectively. The imputed interest for the nine months ended March 31, 2009 and 2008 is $398,881 and $376,932, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (n)          Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2009 and 2008.

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

	March 31, 2009	March 31, 2008
Periods ended RMB: US$ exchange rate	6.8456	7.0222
Average RMB: US$ exchange rate for the three months ended	6.8466	7.1682
Average RMB: US$ exchange rate for the nine months ended	6.8509	7.3235

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)          Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 may have on the disclosures in its financial statements.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company does not have any instruments that fall into this consideration. Therefore the Company does not anticipate the adoption of EITF 07-05 will have a material effect on the Company’s condensed consolidated financial statements. This pronouncement is not effective for the Company yet.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

3.           NOTES RECEIVABLE FROM RELATED PARTIES

	March 31, 2009	June 30, 2008
	(Unaudited)

Tai Ao Expressway Co., Ltd
Principal	$70,121,855	$69,854,502
Interest receivable	4,117,906	4,935,189
	74,239,761	74,789,691
Xinyang Expressway Co., Ltd
Principal	69,662,191	70,017,656
Interest receivable	4,107,184	5,261,827
	73,769,375	75,279,483
Total notes receivable from related parties	148,009,136	150,069,174

Less: current portion	8,225,090	10,197,016

Long-term portion	$139,784,046	$139,872,158

The notes receivable were provided to these companies for their construction working capital. The above two companies are related to the Company through a common shareholder of the Company. The notes receivable are interest bearing and unsecured. The interest rate is 7.83% per annum for both the nine months ended March 31, 2009 and 2008. Interest income was $8,218,679 and $7,293,966 for the nine months ended March 31, 2009 and 2008, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

3.            NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 26, 2008, Tai Ao Expressway Co., Ltd (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Tai Ao was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually and the principal is repaid at maturity.

On June 26, 2008, Xinyang Expressway Co., Ltd (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually and the principal is repaid at maturity.

The repayment schedule for principal of the notes receivable from related parties is as follows:

Within one year, March 31, 2010	$-
Up to maturity, June 29, 2010	139,784,046
Total	$139,784,046

4.            ADVANCE TO A RELATED PARTY

	March 31, 2009	June 30, 2008
	(Unaudited)
Tai Ao Expressway Co., Ltd	$32,092,019	$21,733,471

The Company made advances to suppliers on behalf of Tai Ao Expressway Co., Ltd. for the purchase of construction materials, amounting to approximately $32 million, in order to develop a strategic relationship with such expressway company for the purpose of advancing the future business development of the Company. Tai Ao commenced its toll operation in December 2008. At the beginning, Tai Ao lacked working capital to fulfill its daily operations. As a result, the Company provided an additional payment on behalf of Tai Ao for approximately $11.0 million for the nine months ended March 31, 2009.

The balances of $32,092,019 and $21,733,471 at March 31, 2009 and June 30, 2008, respectively, are unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

5.           TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)

At cost:	$456,458,541	$453,825,417

Less: Accumulated depreciation	13,238,612	10,153,410
Toll road infrastructures, net	$443,219,929	$443,672,007

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $3,841,639 and $3,581,694, respectively.

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 10.

6.            PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)

At cost:
Toll station and ancillary facilities	$10,270,577	$10,114,007
Communication and monitoring equipment	5,756,668	5,675,065
Motor vehicles	1,466,313	1,460,723
Machinery	297,651	296,516
Office equipment	565,584	429,824
	18,356,793	17,976,135
Less: Accumulated depreciation
Toll station and ancillary facilities	1,052,483	801,811
Communication and monitoring equipment	528,971	388,473
Motor vehicles	759,463	623,733
Machinery	101,340	73,989
Office equipment	203,960	144,678
	2,646,217	2,032,684
Plant and equipment, net	$15,710,576	$15,943,451

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $605,281 and $552,433, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

7.           LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)

Cost	$53,711,732	$53,506,947
Less: Accumulated amortization	5,953,990	4,440,555
Land use rights, net	$47,757,742	$49,066,392

Amortization expense for the nine months ended March 31, 2009 and 2008 was $1,495,274 and $1,398,793, respectively.

Amortization expense for the next five years and thereafter is as follows:

March 31, 2010	$1,995,254
March 31, 2011	1,995,254
March 31, 2012	1,995,254
March 31, 2013	1,995,254
March 31, 2014	1,995,254
Thereafter	37,781,472
Total	$47,757,742

8.           LONG-TERM INVESTMENT

	March 31, 2009 (Unaudited)		June 30, 2008
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value
At cost:
Pingdingshan City Credit Co., Ltd.	3%	$1,460,792	3%	$1,455,223

On March 29, 2006, Ping entered into a share purchase agreement with Pingdingshan City Credit Co., Ltd., a local financial institution.  Pursuant to the agreement, the Company obtained 3% of the total equity interest of Pingdingshan City Credit Co., Ltd. with the consideration amounting to Rmb10 million (approximately US$1.3 million).  Management of the Company adopted the cost method for the accounting of such investment.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

9.           SHORT-TERM BANK LOAN

Short-term bank loan as of March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$7,303,962	$-

Interest expense for this loan for the nine months ended March 31, 2009 and 2008 was $9,305 and $0, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

10.         LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$96,412,294	$98,955,150

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,215,847	29,104,456

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,215,847	29,104,456

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	170,296,249	174,504,497

Loan from National Development Bank of China Henan Branch, due November 22, 2022, bearing a 7.83% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,079,232	145,522,279
Total long-term bank loans	471,219,469	477,190,838
Less: current portion	27,763,819	10,678,425

Long-term portion	$443,455,650	$466,512,413

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

10.         LONG-TERM BANK LOANS (CONTINUED)

For the nine months ended March 31, 2009 and 2008, interest expense was $25,730,560 and $24,275,663, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of March 31, 2009 and June 30, 2008.  The repayment schedule for the long-term bank loans is as follows:

March 31, 2010	$27,763,819
March 31, 2011	30,203,342
March 31, 2012	39,955,592
March 31, 2013	54,563,515
March 31, 2014	27,281,758
Thereafter	291,501,443
Total	$471,269,469

11.         INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2009 based on their best estimates and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

The Company uses Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2009, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

11.         INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Nine months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$-	$272,625
Deferred	1,732,497	2,522,841
Income tax expense	$1,732,497	$2,795,466

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” expense	$1,644,971	$2,795,466
Permanent differences	87,526	-
Income tax expense	$1,732,497	$2,795,466

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	March 31, 2009	June 30, 2008
	(Unaudited)
G&A expenses	$512,961	$286,664
Amortization	60,452	30,226
Depreciation	-	304,361
Road maintenance costs	354,085	-
Other expenses	27,783	38,710
Net operating loss	234,587	-
Total deferred tax assets	1,189,868	659,961

Sales cut-off	(1,016,815)	(1,319,370)
Depreciation	(2,507,074)	-
Interest income	(8,003,176)	(7,694,689)
Interest expense	(263,475)	-
Accrued expenses	-	(112,208)
Consulting fees	(109,559)	(72,761)
Other expenses	-	(17,467)
Total deferred tax liabilities	(11,900,099)	(9,216,495)

Net deferred tax liabilities	$(10,710,231)	$(8,556,534)

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

11.         INCOME TAX (CONTINUED)

	March 31, 2009	June 30, 2008
	(Unaudited)
Non-current portion:
Rental income	$116,611	$73,232
Capitalized interest	2,233,845	2,225,328
Amortization	1,428,046	1,079,913
Bad debts	2,691,510	2,681,248
Total deferred tax assets	$6,470,012	$6,059,721

12.         CONTINGENCIES

Litigation:

(a)    On June 27, 2007, China railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencement date of construction for more than 10 months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at March 31, 2009.

(b)   The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory.  Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of March 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Forward Looking Statements

The following discussion of our financial condition and results of operations of China Infrastructure Investment Corporation (the “Company”) is based upon and should be read in conjunction with our consolidated financial statements and the related notes included in this report.  This report contains forward-looking statements.  Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements.

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

The Pinglin Expressway is a significant part of the Nanluo Expressway, a key national trunk highway in China which connects Nanjing to Luoyang (also referred to herein as the “Nanluo Expressway”).   The Nanluo Expressway links the northwestern regions to the southeastern coastal regions of China. The construction of the Pinglin Expressway started on October 23, 2003 and was completed in two (2) phases. The first phase of the construction (covering a section of approximately 86 kilometers in length) linking Ruzhou and Pingdingshan in Henan Province, began commercial operations on December 31, 2005.  On May 31, 2006, the second phase of the construction (covering a section of approximately 21 kilometers in length) linking Pingdingshan to Yexian in Henan Province was completed. With the operation of Pinglin Expressway the Nanluo Expressway became completely operational.

The Pinglin Expressway is a dual carriageway four (4) lane expressway, the toll section of which is 106 km in length. Toll revenue from vehicles passing through the Expressway’s six (6) toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s revenue.  The Expressway is also located between two (2) key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingshan expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang.  The road is linked with the Lianhuo (Lianyungang-Huoerguosi) national highway in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from the Lianhuo highway to Zhengzhou and then to the Beijing-Zhuhai national highway to alter the route of the Pinglin Expressway.  Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links seaports, including Shanghai.

The Company’s operating revenue is generated through toll charges on vehicles that pass through the toll gate. The standard of toll charges is approved and set by the provincial price administrative bureau. The Company’s revenue is equal to the relevant standard toll rate for the types of vehicles, multiplied by the relative miles of travel through the Expressway which the Company is operating, and is cleared by the Henan Expressway System Toll Collection Center each month (Henan Expressway has a system of charges and a clearing center which calculates and allocates toll charge income according to the charge standards and the miles of vehicle travel in the Expressway). The Company specializes in the operation and management of expressways, and maintenance projects are outsourced to professional road construction enterprises.

The Company began generating operating revenue in January 2006.  The Expressway was not fully operational until June 2006, therefore our operating income was low and growth was moderate. Since June 2006, the Company’s operating revenue has seen sustained rapid growth.

After several years of operations, awareness of the Expressway gradually increased, and passenger and commercial vehicle traffic continues to increase. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

Enterprise Strategy

Henan is a province with the largest population in China.  However, its urbanization rate is far below the national average level. With rapid economic and social development and the accelerated process of urbanization in Henan, demand is growing rapidly for infrastructure, such as the Expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewerage treatment. The existing infrastructure can no longer meet the needs of the region’s social development.

Because the Chinese government’s financial revenue growth is limited, its investment alone is unable to build huge infrastructure projects in a relatively short period of time. In order to attract other funding, local governments are willing to grant to commercial companies the right to invest in the construction and operation of projects, or directly sell the equity of the established enterprises to recover their early input.

The Company plans to invest in the construction and purchase of additional expressways, thermoelectricity, water supply, sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. In doing so, it will seize the current historic opportunity of rapid development of infrastructure in China and Henan.  This will rapidly strengthen and expand the Company’s place in infrastructure industries.  This will also create advantages of scale thereby further reducing costs of operation.  The amount of investment in infrastructure is often relatively large, and investment funds need to be in position within two (2) or three (3) years in advance, therefore the amount of capital from the Company’s operations alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thereby promoting and achieving its long-term development strategies.

Based on the operation and management of the Expressway, the Company desires to take full advantage of free cash flow and capital market instruments to invest in the construction or purchase of infrastructure assets and to exploit all the advantages in management, government relationships and stockholder support to make the Company a professional, continuously-growing infrastructure investment operator.

In addition, the Company intends to energetically push forward its standard management, human-based services, establish an information management platform and continue to improve the road conditions and traffic capacity so as to provide travelers with a smooth, safe and comfortable traveling environment. With the increasing influence of the Expressway on the substitution and division of other transportation lines in the context of the great macroeconomic environment which is resulting in continuous and rapid growth in China and given the specific area where the roads are located, we believe that the Company’s income from toll and profits will continue to increase.

Significant Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, which require us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than other in their application.

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the condensed consolidated financial statements included herein.

We determine the estimated useful lives and related depreciation charges for our toll road infrastructures, property, plant and equipment. This estimate is based on the historical experience of the actual useful lives of toll road infrastructures, property, plant and equipment of a similar nature and functions and the practice in similar industries. Toll road infrastructures, property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operations of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as estimated by reference to traffic projection reports prepared by an independent PRC organization each year. It could change significantly as a result of technical innovations and competitor actions in response to severe industry cycles. Other properties, plant and equipment are depreciated or amortized over their estimated useful lives, using the straight-line method. We will increase the depreciation charge where useful lives are less than previously estimated lives, or we will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at March 31, 2009 and 2008.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended March 31, 2009 and 2008 or for the nine months ended March 31, 2009 and 2008.

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended March 31, 2009 and 2008 or for the nine months ended March 31, 2009 and 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 may have on the disclosures in its financial statements.

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The Company does not have any instruments that fall into this consideration. Therefore the Company does not anticipate the adoption of EITF 07-05 will have a material effect on the Company’s condensed consolidated financial statements. This pronouncement is not effective for the Company yet.

Results of Operations

Results of Operations for the Three (3) Months Ended March 31, 2009 Compared to the Three (3) Months Ended March 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three (3) Months Ended March 31 (Unaudited)		Three (3) Months Ended March 31 (Unaudited)
	2009	2008	2009	2008

Revenues	$10,234,820	$11,630,749	100.0%	100.0%
Operating costs	584,314	830,977	5.7%	7.1%
Depreciation and amortization	1,588,909	1,758,334	15.5%	15.1%
Gross profit	8,061,597	9,041,438	78.8%	77.7%
General and administrative expenses	1,442,137	825,983	14.1%	7.1%
Income from operations	6,619,460	8,215,455	64.7%	70.6%
Interest expense, net	5,167,369	6,061,743	50.5%	52.1%
Other income, net	225,553	290,200	2.2%	2.5%
Income from operations before income taxes	1,677,644	2,443,912	16.4%	21.0%
Income tax expense	429,409	620,049	4.2%	5.3%
Net income	1,248,235	1,823,863	12.2%	15.7%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased approximately $1.4 million, or 12.0%, from approximately $11.6 million for the three (3) months ended March 31, 2008 to approximately $10.2 million for the three (3) months ended March 31, 2009. The decrease was mainly attributable to the decrease in the traffic volume of commercial vehicles and a toll free policy introduced by the Chinese government.

During the three (3) months ended March 31, 2009 and 2008, the converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, decreased 2,069 units, or 15.5%, from 13,338 units for the three (3) months ended March 31, 2008 to 11,269 units for the three (3) months ended March 31, 2009, which is mainly due to the following factors:

Commercial vehicles, especially coal trucks, are one of the main categories of vehicles on the Expressway with a high toll rate. During the three (3) months ended March 31, 2009, due to the spread of the sub-prime mortgage crisis throughout the world, China’s coal market decreased. As a result, the converted average daily traffic volume of commercial vehicles decreased approximately 17.3% from approximately 8,584 for the three (3) months ended March 31, 2008 to approximately 7,100 for the three (3) months ended March 31, 2009.

In 2008, the Chinese government introduced regulations to reduce increases in the market price of certain products. The regulations prescribed that a toll free policy should be applied to those vehicles transporting fruit, vegetables, fowl, marine products, eggs and milk. As a result, a portion of our traffic volume was toll free.

Due to these factors set forth above, our revenue for the three (3) months ended March 31, 2009 decreased 12.0% compared to the same period in 2008.

Operating Costs

Our operating costs mainly represent road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. Our operating costs decreased approximately $0.2 million, or 29.7%, from approximately $0.8 million for the three (3) months ended March 31, 2008 to approximately $0.6 million for the three (3) months ended March 31, 2009. This decrease is mainly attributable to the decrease in our labor costs.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations decreased approximately $0.2 million, or 9.6%, from approximately $1.8 million for the three (3) months ended March 31, 2008 to approximately $1.6 million for the three (3) months ended March 31, 2009.

Depreciation of toll road infrastructures is calculated to write-off the cost on a units-of-usage basis.  The Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Gross Profit

Our gross profit decreased approximately $1.0 million, or 10.8%, from approximately $9.1 million for the three (3) months ended March 31, 2008 to approximately $8.1 million for the three (3) months ended March 31, 2009.  Such gross profit decrease is primarily due to the decrease in our revenues.

Gross profit as a percentage of revenues increased from 77.7% for the three (3) months ended March 31, 2008 to 78.8% for the there (3) months ended March 31, 2009.

General and Administrative Expenses

General and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance cost, entertainment expenses, consulting fees, provisions for doubtful debts, depreciation and miscellaneous taxes.  Our general and administrative expenses increased approximately $0.6 million, or 74.6% from approximately $0.8 million for the three (3) months ended March 31, 2008 to approximately $1.4 million for the three (3) months ended March 31, 2009. This increase was mainly due to the provision provided for a third party note receivable of approximately $0.8 million during the period, partially offset by reductions made in expenditures in employee welfare, communication, and office expenses along with board of directors’ expenses due to the business performance slump.

Interest Expense, Net

Net interest expense decreased approximately $0.9 million, or 14.8%, from approximately $6.1 million for the three (3) months ended March 31, 2008 to approximately $5.2 million for the three (3) months ended March 31, 2009. This decrease is primarily due to the decreased interest rate of our loans.  The People’s Bank of China adjusted the benchmark of interest rates for long term loans during the three (3) months ended March 31, 2009 and 2008, accordingly, our lenders adjusted their interest rates to some degree. As a result, the interest rate for our long term loans decreased from an average of approximately 7.83% for the three (3) months ended March 31, 2008, to approximately 7.29% on average for the three (3) months ended March 31, 2009.

Income Tax Expense

Income tax expense decreased approximately $0.2 million, or 30.7%, from approximately $0.6 million for the three (3) months ended March 31, 2008 to approximately $0.4 million for the three (3) months ended March 31, 2009, as a result of the decrease in our operational income. Our effective tax rate was 26% and 25% for the three (3) months ended March 31, 2009 and 2008, respectively.

Net Income

Our net income decreased approximately $0.6 million, or 31.6%, from approximately $1.8 million for the three (3) months ended March 31, 2008 to approximately $1.2 million for the three (3) months ended March 31, 2009. This decrease is primarily due to the decrease in our revenues and the increase in general and administrative expenses.

Results of Operations for the Nine (9) Months Ended March 31, 2009 Compared to the Nine (9) Months Ended March 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Nine (9) Months Ended March 31 (Unaudited)		Nine (9) Months Ended March 31 (Unaudited)
	2009	2008	2009	2008

Revenues	$37,779,524	$40,509,496	100.0%	100.0%
Operating costs	4,259,217	4,012,823	11.3%	9.9%
Depreciation and amortization	5,489,104	5,121,538	14.5%	12.6%
Gross profit	28,031,203	31,375,135	74.2%	77.5%
General and administrative expenses	4,288,648	3,211,241	11.4%	7.9%
Income from operations	23,742,555	28,163,894	62.8%	69.5%
Interest expense, net	17,829,695	17,677,618	47.2%	43.6%
Other income, net	667,024	679,216	1.8%	1.7%
Income from operations before income taxes	6,579,884	11,165,492	17.4%	27.6%
Income tax expense	1,732,497	2,795,466	4.6%	6.9%
Net income	4,847,387	8,370,026	12.8%	20.7%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased approximately $2.7 million, or 6.7% from approximately $40.5 million for the nine (9) months ended March 31, 2008 to approximately $37.8 million for the nine (9) months ended March 31, 2009. The decrease was mainly attributable to the decrease in the traffic volume of commercial vehicles and a toll free policy introduced by Chinese government.

On December 26, 2005, the first phase of the Expressway was completed and we commenced toll operations. On May 31, 2006, with the completion of the remaining part (second phase), the entire Expressway was put into operation. A key transport artery, the national trunk Nanluo Expressway, was entirely put into operation as well. The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, steadily decreased 32 units, or 0.2%, from 13,865 units for the nine (9) months ended March 31, 2008 to 13,833 units for the nine (9) months ended March 31, 2009.

Although the traffic volume retained the same level, our revenues from the operation of toll road decreased during the nine (9) months ended March 31, 2009 due to the following factors:

Commercial vehicles, especially coal trucks, are one of the main categories of vehicles on the Expressway with a high toll rate. During the nine (9) months ended March 31, 2009, due to the spread of the sub-prime mortgage crisis throughout the world, China’s coal market decreased. On the other hand, incidents of coal mine accidents in China lead to a suspension of operations of coal mines in Henan province. As a result, the traffic volume of commercial vehicles as a component of our total traffic volume decreased approximately 2.3%, from approximately 71.9% for the nine (9) months ended March 31, 2008 to approximately 69.6% for the nine (9) months ended March 31, 2009.

In 2008, the Chinese government introduced regulations to reduce increases in the market price of certain products. The regulations prescribed that a toll free policy should be applied to those vehicles transporting fruit, vegetables, fowl, marine products, eggs and milk. As a result, a portion of our traffic volume was toll free.

Due to these factors set forth above, our revenue for the nine (9) months ended March 31, 2009 decreased 6.7% compared to the same period in 2008.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with the toll operations. For the nine (9) months ended March 31, 2009, our operating costs increased approximately $0.3 million, or 6.1%, to approximately $4.3 million, compared to approximately $4.0 million for the nine (9) months ended March 31, 2008. This increase is mainly due to the change in the exchange rate.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased approximately $0.4 million, or 7.2%, from approximately $5.1 million for the nine (9) months ended March 31, 2008 to approximately $5.5 million for the nine (9) months ended March 31, 2009.

Depreciation of toll road infrastructures is calculated to write-off their cost on a units-of-usage basis.  The Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Gross Profit

Our gross profit decreased approximately $3.3 million, or 10.7%, from approximately $31.3 million for the nine (9) months ended March 31, 2008 to approximately $28.0 million for the nine (9) months ended March 31, 2009.  Such gross profit decrease is primarily due to the decrease in our revenues.

Gross profit as a percentage of revenues decreased from 77.5% for the nine (9) months ended March 31, 2008 to 74.2% for the nine (9) months ended March 31, 2009.

General and Administrative Expenses

Our general and administrative expenses mainly represent the employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful debts, depreciation and miscellaneous taxes. General and administrative expenses increased approximately $1.1 million, or 33.6%, from $3.2 million for the nine (9) months ended March 31, 2008 to approximately $4.3 million for the nine (9) months ended March 31, 2009. The increase in our administration expenses was mainly due to the increase in our consulting fees.  Provisions for doubtful debts amounted to approximately $0.6 million and $0.1 million, which were partially offset by reductions in the expenditures in employee welfare, communication expenses, office expenses and board of directors’ expenses due to the business performance slump.

Interest Expense, Net

Net interest expense increased approximately $0.1 million, or 0.9%, from approximately $17.7 million for the nine (9) months ended March 31, 2008 to approximately $17.8 million for the nine (9) months ended March 31, 2009. This increase is mainly due to the change in the exchange rate.

Income Tax Expense

Income tax expense decreased approximately $1.1 million, or 38.0%, from approximately $2.8 million for the nine (9) months ended March 31, 2008 to approximately $1.7 million for the nine (9) months ended March 31, 2009, as a result of the decrease in our income from operations. Our effective tax rate was 26% and 25% for the nine (9) months ended March 31, 2009 and 2008, respectively.

Net Income

Our net income decreased approximately $3.5 million, or 42.1%, from approximately $8.4 million for the nine (9) months ended March 31, 2008 to approximately $4.9 million for the nine (9) months ended March 31, 2009. This decrease is primarily due to the decrease in our revenues and the increase in general and administrative expenses.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Quarterly Report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Nine (9) Months Ended March 31 (Unaudited)
	2009	2008
Net cash provided by operating activities	$10,690,200	$14,415,686
Net cash used in investing activities	(8,098,150)	(2,365,164)
Net cash used in financing activities	(464,259)	(14,016,347)
Net increase (decrease) in cash and cash equivalents	2,127,791	(1,965,825)
Effect of exchange rate changes on cash	(81,970)	(1,450,213)
Cash and cash equivalents at beginning of period	5,769,344	5,830,962
Cash and cash equivalents at end of period	$7,815,165	$2,414,924

Operating Activities

Net cash provided by operating activities was approximately $10.7 million for the nine (9) months ended March 31, 2009, as compared to $14.4 million for the nine (9) months ended March 31, 2008.  This decrease is mainly due to the decrease of net income.

Investing Activities

Net cash used in investing activities was approximately $8.1 million for the nine (9) months ended March 31, 2009, as compared to approximately $2.4 million for the nine (9) months ended March 31, 2008.  The change is mainly due to the following:  (a) a related party company (Tai Ao) commenced its toll operation in December 2008. At the beginning, Tai Ao lacked working capital to fulfill its daily operations. As a result, we provided an additional payment on behalf of Tai Ao for approximately $11.0 million for the nine (9) months ended March 31, 2009; and (b) our payments associated with toll road construction decreased approximately $3.9 million during the nine (9) months ended March 31, 2009.

Financing Activities

Net cash used in financing activities was $0.5 million for the nine (9) months ended March 31, 2009, as compared to approximately $14.0 million for the nine (9) months ended March 31, 2008. Such change is mainly due to: (a) our repayment of short-term bank loans and notes payable during the nine (9) months ended March 31, 2008 which amounted to approximately $11 million and $5.5 million; (b) proceeds from short-term bank loans amounting to approximately $7.3 million for the nine (9) months ended March 31, 2009, designed to fulfill our working capital demands; and (c) our repayment of the mature part of our long-term bank loans approximately amounting to $7.8 million during the nine (9) months ended March 31, 2009.

Working Capital

Our working capital deficiency increased by approximately $15.9 million from approximately $6.6 million as of June 30, 2008 to approximately $22.5 million as of March 31, 2009.  This was primarily due to our decrease in notes receivable and current portion of notes receivable from related parties approximately amounted to $0.8 million and $2.0 million, respectively, and increase in short-term bank loans, current portion of long-term loans, payable to contractors and deferred tax liabilities approximately amounted to $7.3 million, $17.1 million, $1.5 million and $2.1 million, respectively, and partially offset by an increase in cash and cash equivalents and advance to a related party approximately amounted to $2.0 million and $10.4 million, respectively, and a decrease in other payables and accrued liabilities of approximately $3.1 million. The decrease in current portion of notes receivable from related parties represented our settlement with related parties. The increase in advance to a related party represented our additional payment on behalf of Tai Ao during the period. To remedy our working capital deficiency, we received proceeds from short-term bank loans approximately amounted to $7.3 million during the nine months ended March 31, 2009.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $2.0 million and $4.9 million for the nine (9) months ended March 31, 2009 and 2008, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2007, China Railway No. 5 bureau, the contractor who won the bid in the Pinglin Expressway No. 2 road connection project, was sued by the subcontractors Hujianting and Hefeiyue for postponing the commencing date of construction for more than ten (10) months. The total damage claimed in this case was $647,364, and the Company, as the 5th defendant, was brought into this case by the plaintiff. The case is currently ongoing and the Company believes the claims against them are without substance and they plan to vigorously defend themselves. As such, there was no contingency accrual for this case at March 31, 2009.

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged as collateral for loans to the cement factory. Pingdingshan No. 3 Cement Factory went bankrupt and the company that loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay the lending company $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from the lending company was rejected. Currently, the Company is in the progress of pursuing the amount paid. No receivable for the contingency was recorded as of March 31, 2009.

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows other than as set forth above.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company had no unregistered sales of equity securities.

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

Date: May 15, 2009	By:	/s/ Li Xipeng
Name:Li Xipeng
Chief Executive Officer, Principal Executive
Officer and Chairman of the Board

Date: May 15, 2009	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Chief Financial Officer, Principal Financial and
Accounting Officer and Director