Form 10-K
period 2009-06-30
China Infrastructure Investment CORP
filed 2009-09-28
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 based upon the closing price was approximately $40,448,000.

The number of outstanding shares of the registrant’s Common Stock on September 28, 2009 was 80,000,000.

China Infrastructure Investment Corporation
Annual Report on Form 10-K
For the Year Ended June 30, 2009

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

On February 8, 2008, we entered into a Share Exchange Agreement with Color Man Holdings Limited, a British Virgin Islands company (“CMH”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (“Joylink”). As a result of the share exchange, we acquired all of the issued and outstanding securities of CMH from Joylink in exchange for 54,400,000 newly–issued shares of our common stock (the “Exchange”).

Current Operations of The Company

History and Organizational Structure of CMH and Wise On China Limited

CMH was formed on April 11, 2005 as a British Virgin Islands company. Upon the consummation of the Exchange, the Company acquired Ten (10) shares of CMH’s capital stock, representing one hundred percent (100%) of the total issued and outstanding shares of capital stock of CMH. Wise On China Limited (“WOC”) was established and incorporated on November 2, 2005. CMH’s sole business is to act as a holding company for WOC, and WOC’s sole business is to act as a holding company for Pingdingshan Pinglin Expressway Co., Ltd (“Ping”). CMH owns one (1) share of WOC. Neither CMH nor WOC have a Board of Directors, however each company has one (1) Executive Director that serves as the legal representative and which may appoint a General Manager to lead each company’s routine operations. CMH’s current Executive Director is RCD (Nominee) Limited and WOC’s current Executive Director is Siu Choi Fat. Both CMH and WOC have their office located at Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong.

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

Thereafter, Ping was incorporated under the laws of the PRC on May 12, 2003 by four (4) investors, Henan Shengrun Venture Investment Management Co., Ltd. (“HSV”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“HPZ”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”) and Zhongyuan Trust & Investment Co., Ltd. (“ZTI”). At establishment, the percentage of each party’s equity interest was 46%, 18%, 18% and 18%, respectively. In May 21, 2007, PECC, HPZ and ZTI transferred all of their shares to HSV and Li Xipeng. After the transfer, Ping was held by HSV and Li Xipeng with equity interests of 95% and 5%, respectively. On June 18, 2007 (effective July 30, 2007), HSV and Li Xipeng entered into an equity transfer agreement pursuant to which they transferred all of their shares to WOC. the Company’s approved operation tenure is thirty (30) years.

Currently, Ping is wholly-owned by WOC. WOC has contributed RMB 260,000,000 (US$33,090,802) in registered capital of Ping with a total investment equal to RMB 750,000,000 (US$95,454,237). Ping’s office is located at Pinglin Toll Road Station, New District, Pingdingshan City, Henan Province, the PRC.

Current Business of Ping

Ping was founded with the purpose of providing to society high quality infrastructure services and to promote regional economic development by investing in, constructing, operating and managing an expressway property from the cities of Linru to Pingdingshan in Luoyang-Nanjing, the PRC, and the rental of petrol stations and service districts along the toll roads thereon.  Such expressway is referred to hereinafter as the “Pinglin Expressway” or the “Expressway” ..

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

Today, the Pinglin Expressway is a dual carriageway four (4) lane expressway, the toll section of which is 106 km in length. Toll revenue from the passing vehicles through the Expressway’s six (6) toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s earnings. The Expressway is also located between two (2) key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingshan expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is lined with the Lianhuo (Lianyungang-Huoerguosi) national highway through the ringroad in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway into a network to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from the Lianhuo highway to Zhengzhou then to the Beijing-Zhuhai national highway to alter to Luoyang-Luohe section of the Luonan route. Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui Provinces and also links the seaports, including Shanghai.

The Company’s operating income is primarily achieved through toll charges on vehicles passing through the Expressway’s toll gates. The standard of toll charges is approved and set by the provincial price administrative bureau. The Company's revenue equals the relevant standard toll rate of the type of vehicles multiplied by the relative miles of travel through the Expressway, and is cleared by the Henan Expressway System Toll Collection Center each month (the Expressway has a charge system and clearing center which calculates and allocates toll charge income according to the charge standards and the miles of travel of vehicles on the Expressway). The Company is specialized in the operation and management of expressways. The maintenance projects are outsourced to professional road construction enterprises.

The Company began generating operating revenue in January 2006.  The Expressway was not fully operational until June 2006, therefore our operating income was low and growth was moderate. After several years of operations, awareness of the Expressway has gradually increased, and passenger and commercial vehicle traffic continues to increase. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

Enterprise Strategy

Henan is the province with the largest population in China.  However, its urbanization rate is far below the national average level. With rapid economic and social development and the accelerated process of urbanization in Henan, demand is growing rapidly for infrastructure, such as the Expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewerage treatment. The existing infrastructure can no longer meet the needs of the region’s social development.

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

The Company plans to invest in the construction and purchase of additional expressways, thermoelectricity, water supply, sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. In doing so, it intends to seize the current historic opportunity of rapid development of infrastructure in China and Henan.  We believe that this will rapidly strengthen and expand the Company’s place in infrastructure industries.  This should also create advantages of scale thereby further reducing costs of operation.  The amount of investment in infrastructure is often relatively large, and investment funds need to be in position within two (2) or three (3) years in advance, therefore the amount of capital from the Company’s operations alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thereby promoting and achieving its long-term development strategies.

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

General Overview on Industry and Market

General

With efforts to advance China’s expressway system out of the developmental stage, the PRC issued a series of polices to encourage the development of expressways. China’s main objectives with respect to road construction during the “Tenth Five-Year Plan” are (a) that total road mileage will reach 2.1~2.3 million km in 2010, (b) that the main national highways with “five (5) in longitudinal direction and seven (7) in transverse” will be built across China, (c) that eight (8) interprovincial roads will be built in the western areas where the expressway will connect ninety percent (90%) of the cities with more than 200,000 in population and (d) that the expressway network will be developed in the eastern parts of China. In 2020, the PRC estimates that China’s total road mileage will extend more than 70,000 km, connecting all cities with more than 200,000 in population and forming a nationwide expressway network.

As compared with common roads, the expressways have distinct economic and technical characteristics and are indicative of the advanced productivity in road transportation. According to the Pingdingshan-Linru Expressway Project Feasibility Study Report, although expressways only account for approximately 1.72% of the total road mileage in China, the traffic volume undertaken thereby is a quarter of the total volume. At present, the running speed of China’s motor vehicles in the expressways are two times that of secondary roads; a two-way expressway with four (4) lanes covers an area 2.5 times that of a common secondary road, and its traffic capacity is eight (8) to ten (10) times that of the latter (as such figures are represented in the aforementioned PL Report). We believe that once the expressways are connected with each other, it will have an immense opportunity for economic growth.

We believe that as a result of recent progress in the social and economic development in China, road transportation has taken on an important position among the five (5) areas constituting the comprehensive transportation system (road, railway, airway, watercourse and pipeline). We believe that the expressway as a modern traffic infrastructure have become a backbone channel due to its many characteristics such as large traffic volume, high speed, far-reaching influence and extensive penetration, thus establishing its crucial position in China’s comprehensive transportation system. We believe that expressways highlight the road grade standard and running speed and thus effectively improve the “bottleneck” situation with traffic transportation in some areas as well as promote the optimization and upgrade of the road network. Along with national economic development, we believe China’s passenger and freight transportation will continue to rise. We believe that demand for special transportation, land development, regional economic development and an increase in people’s travel demands have resulted from an increase in economic income and a change in life style, and that such demands will require continued development of expressways to satisfy such demands.

Socio-Economic Conditions of Henan Province and Pingdingshan

Henan Province has the largest population in China and its GDP in 2008 ranked fifth (5th) in the whole country. In 2008, Henan’s GDP growth increased by 12.1% up from the previous year, higher than the national growth rate of 9.0%. Pingdingshan is an important energy base and industrial city in Henan Province, which has abundant coal and salt resources. Coal mining, electricity, chemicals, and the steel and mechanical industries are the pillar industries of the city. In 2008, Pingdingshan’s GDP ranked fourth in Henan Province and its growth rate was higher than the average level of the whole province.  Pingdingshan had a population of 5.06 million in 2006.

The Road Network Conditions of Henan Province and Pingdingshan City

Henan Province, which we believe has unique road advantages, is located in the central part of China. There are nine (9) national expressways including Lianhuo and Beijing-Hong Kong-Macao, and nine (9) national ways including No. 107 and No. 310, both of which pass through Henan. At the end of 2008, the total provincial traffic mileage had achieved 240,000 km. The density of the road network reached 144.1 km per hundred square kilometer and with the rapid development of expressways, traffic mileage had reached 4,841 km by the end of 2008, ranking first in the country (these figures have been quoted from the 2008 Annual Report of the PRC listed company Central Expressway, Symbol: 600020).

According to the Annual Report cited above, there are two (2) expressways, two (2) national roads and four (4) provincial roads which pass through Pingdingshan. However, the proportion of high-grade roads mileage is very low. The comprehensive technical level of the city road network ranges between level three (3) and level four (4), and it is accompanied by serious problems such as disorderly traffic, accidents and traffic jams. The average speed of the road network is only 37.61 km and the integrated saturation is 1.5, fifty percent (50%) over the normal capacity. As expressways under-construction become open to traffic in succession, we believe road network conditions will gradually improve.

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

Ping’s Corporate Governance Structure

The Company has a standard and highly effective corporate governance structure. Ping has implemented a management system of responsibility by the General Manager under the leadership of its Board of Directors and has established an internal control system. Ping currently implements a series of incentive and binding policies to encourage management to create value for its stockholder, thus avoiding the defects commonly encountered in state-owned enterprises such as internally-connected person control and absence of the owners. We believe these standards and practices will ensure that the Company’s operating activities will not deviate from the track of healthy development.

Governmental Relationships

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

Financial Advantages

We believe the Company's major financial advantages to be (a) sound operation, (b) low market risk, (c) no cyclical fluctuation, (d) strong capacity of cash flow from operation, (e) large free cash flow and (f) strong solvency and capital accumulation capacity. Furthermore, infrastructure industries are in line with the state’s industrial policy and concessions on charge standards and interest rates on bank loans.

Qualifications

The Company entered into that certain Chartered Right Agreement on Pingdingshan-Linru Expressway Project on April 10, 2003 with the Pingdingshan Communications Bureau (authorized by Pingdingshan People’s Government), upon which, the Company is entitled to the rights of construction, operation and toll collection. A copy of such Agreement is referenced to this Report as Exhibit 10.2.

In accordance with Y. F. G. S. F. [2006] No. 1460 filed jointly by Henan Provincial Development and Reform Commission and Henan Provincial Department of Communications, the toll collection standard of Pingdingshan-Linru expressway was specially increased on October 20, 2006, and the charging standard after the adjustment is as follows:

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

As of June 30, 2009, we had approximately 375 full-time employees. The number of employees by functions is listed below:

	Number of Employees	% of Total Employees
Toll Collection Operations	264	70.4
Maintenance and Operations	43	11.5
Finance and Accounting	5	1.2
Administration	52	14.0
Executive Management	11	2.9
Total	375	100

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

Research and Development

The Company did not incur any expenses on research and development during the fiscal years ended June 30, 2009 or June 30, 2008.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2009.

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

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.3 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2009, we had approximately RMB35.4 million (approximately US$5.2 million) in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

We believe that our future success depends on our ability to significantly increase revenue from toll collections, of which we have a limited history. The Expressway marketplace features high investment and a long recovery period. The main market risk in connection with our Company is the future traffic volume less than the predicted amount. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	offer new and innovative services on the Expressway;

•	attract billboard advertisers;

•	attract more travelers;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of the Expressway and continue to build traveler loyalty;

•	attract and retain qualified management and employees; and

•	upgrade our technology to support increased traffic and expanded services.

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

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange; or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation with the Company except as set forth below.

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006 and was netted against Other Income, Net in the statement of income for the year ended June 30, 2007. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of June 30, 2009 or 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S
COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the NASDAQ Capital Market under the symbol “CIIC”. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High	Low
Calendar Year Ending December 31, 2009
1st Quarter (excluding March 3rd):	$1.88	$1.00
2nd Quarter:	$1.68	$0.76

Calendar Year Ended December 31, 2008
1st Quarter:	$5.10	$4.30
2nd Quarter:	$5.00	$4.15
3rd Quarter (July 1 through August 11):	$4.50	$4.00
NASDAQ STOCK MARKET:
3rd Quarter (August 11 through September 30):	$4.10	$3.00
4th Quarter (excluding October 27th and October 29th):	$3.40	$1.35

Calendar Year Ended December 31, 2007
1st Quarter:	NONE	NONE
2nd Quarter:	NONE	NONE
3rd Quarter:	$0.05	$0.05
4th Quarter (through December 18th prior 1 for 2 reverse split):	$0.05	$0.05
4th Quarter (from December 19th after 1 for 2 reverse split):	$0.02	$0.02

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

Holders of Common Equity

As of September 25, 2009 and as of the date of this Report, the Company has an aggregate of 80,000,000 shares of its Common Stock issued and outstanding and eight (8) stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

Business Overview

The Company is engaged in the investment, construction, operation and management of the Pinglin Expressway toll road and the rental of petrol stations and service districts along the toll roads.

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

The Pinglin Expressway is a significant part of the Nanluo Expressway, a key national trunk highway in China which connects Nanjing to Luoyang.  The Nanluo Expressway links the northwestern regions to the southeastern coastal regions of China. The construction of the Pinglin Expressway started on October 23, 2003 and was completed in two (2) phases. The first phase of the construction (covering a section of approximately 86 kilometers in length) linking Ruzhou and Pingdingshan in Henan Province, began commercial operations on December 31, 2005.  On May 31, 2006, the second phase of the construction (covering a section of approximately 21 kilometers in length) linking Pingdingshan to Yexian in Henan Province was completed. With the operation of Pinglin Expressway the Nanluo Expressway became completely operational.

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

The Company began generating operating revenue in January 2006.  The Expressway was not fully operational until June 2006, therefore our operating income was low and growth was moderate. After several years of operations, awareness of the Expressway has gradually increased, and passenger and commercial vehicle traffic continues to increase. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

Enterprise Strategy

Henan is the province with the largest population in China.  However, its urbanization rate is far below the national average level. With rapid economic and social development and the accelerated process of urbanization in Henan, demand is growing rapidly for infrastructure, such as the Expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewerage treatment. The existing infrastructure can no longer meet the needs of the region’s social development.

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

The Company plans to invest in the construction and purchase of additional expressways, thermoelectricity, water supply, sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. In doing so, it intends to seize the current historic opportunity of rapid development of infrastructure in China and Henan.  We believe that this will rapidly strengthen and expand the Company’s place in infrastructure industries.  This should also create advantages of scale thereby further reducing costs of operation.  The amount of investment in infrastructure is often relatively large, and investment funds need to be in position within two (2) or three (3) years in advance, therefore the amount of capital from the Company’s operations alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thereby promoting and achieving its long-term development strategies.

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

In addition, the Company intends to energetically push forward its standard management, human-based services, establish an information management platform and continue to improve the road conditions and traffic capacity so as to provide travelers with a smooth, safe and comfortable traveling environment. With the increasing influence of the Expressway on the substitution and division of other transportation lines in the context of the great macroeconomic environment which is resulting in continuous and rapid growth in China and given the specific area where the roads are located, we believe that the Company’s income from toll and profits will increase.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2009 and 2008.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the years ended June 30, 2009 and 2008.

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the years ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is June 30, 2009.  The adoption of FSP No. FAS 132(R)-1 did not have an impact on the Company’s financial statements.

In April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial statements.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial statements.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities is effective for us beginning July 1, 2009. It’s not expected that this adoption will have a material impact on the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS NO. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162, (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards Codification TM (“Codification”) will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective for the first quarter of 2010 references to legacy GAAP will be replaced by references to the Codification, where appropriate.

Results of Operations

Results of Operations for the Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Fiscal Years Ended June 30		Fiscal Years Ended June 30
	2009	2008	2009	2008
			% of Revenue

Revenues	$50,270,277	$56,424,236	100.0%	100.0%

Operating costs	5,603,843	6,814,079	11.2%	12.1%

Depreciation and amortization	12,130,615	6,483,911	24.1%	11.5%

Gross profit	32,535,819	43,126,246	64.7%	76.4%

General and administrative expenses	5,404,212	3,268,346	10.7%	5.8%

Income from operations	27,131,607	39,857,900	54.0%	70.6%

Interest expense, net	24,739,090	23,941,036	49.2%	42.4%

Other income, net	676,601	905,832	1.3%	1.6%

Income from operations before income taxes	3,069,118	16,822,696	6.1%	29.8%

Income tax expense	859,412	4,287,907	1.7%	7.6%

Net income	$2,209,706	$12,534,789	4.4%	22.2%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased approximately $6.1 million, or 10.9%, from approximately $56.4 million for the year ended June 30, 2008 to approximately $50.3 million for the year ended June 30, 2009. The decrease was mainly attributable to the decrease in the traffic volume of commercial vehicles, a toll free policy introduced by the Chinese government and the cancellation of the toll stations of nearby local trunk road.

On December 26, 2005, the first phase of the Expressway was completed and we commenced toll operations. On May 31, 2006, with the completion of the remaining part (second phase), the entire Expressway was put into operation. A key transport artery, the national trunk Nanluo Expressway, was entirely put into operation as well. The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, decreased 936 units, or 6.6%, from 14,258 units for the year ended June 30, 2008 to 13,322 units for the year ended June 30, 2009, which is mainly due to the following factors:

Commercial vehicles, especially coal trucks, are one of the main categories of vehicles on the Expressway with a high toll rate. During the year ended June 30, 2009, due to the spread of the sub-prime mortgage crisis throughout the world, China’s coal market decreased. On the other hand, incidents of coal mine accidents in China lead to a suspension of operations of coal mines in Henan province. As a result, the traffic volume of commercial vehicles as a component of our total traffic volume decreased approximately 3.3%, from approximately 72.5% for the year ended June 30, 2008 to approximately 69.2% for the year ended June 30, 2009.

In 2008, the Chinese government introduced regulations to reduce increases in the market price of certain products. The regulations prescribed that a toll free policy should be applied to those vehicles transporting fruit, vegetables, fowl, marine products, eggs and milk. As a result, a portion of our traffic volume was toll free.

From May 1, 2009, in response to the regulation introduced by the Chinese government, the government of Henan province removed the toll stations of certain local trunk roads in Henan province. Then, a portion of the vehicles, especially the short-distance vehicles, chose to utilize the toll free local trunk roads instead. As a result, the converted average daily traffic volume decreased 10.6% and 8.3%, respectively, from 12,582 units in April, to 11,246 units and 11,543 units in May and June, respectively.

Due to these factors set forth above, our revenue for the year ended June 30, 2009 decreased 10.9% compared to the year ended June 30, 2008.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with the toll operations. For the year ended June 30, 2009, our operating costs decreased approximately $1.2 million, or 17.8%, to approximately $5.6 million, compared to approximately $6.8 million for the year ended June 30, 2008. This decrease is mainly due to the decrease of road maintenance costs. Due to the decline in our revenues in the fiscal year ended June 30, 2009, costs only related to routine maintenance, improvement of traffic symbols and road surface were planned and expended.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations sharply increased approximately $5.6 million, or 87.1%, from approximately $6.5 million for the year ended June 30, 2008 to approximately $12.1 million for the year ended June 30, 2009.

Depreciation of toll road infrastructures is calculated to write-off their cost on a units-of-usage basis.  The Company depreciated and recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assessed the future total expected traffic volume at each period end. Considering the current economy environment and the actual traffic volume evolvement during the year ended June 30, 2009, compared to prior years’ estimate, management believed that a significant decline in the future total anticipated volume occurred. As a result, the depreciation for the year ended June 30, 2009 sharply increased because of the reduction in estimated total anticipated traffic using units-of-usage basis.

Gross Profit

Our gross profit decreased approximately $10.6 million, or 24.6%, from approximately $43.1 million for the year ended June 30, 2008 to approximately $32.5 million for the year ended June 30, 2009.  Such gross profit decrease is primarily due to the decrease in our revenues.

Gross profit as a percentage of revenues decreased from 76.4% for the year ended June 30, 2008 to 64.7% for the year ended June 30, 2009.

General and Administrative Expenses

Our general and administrative expenses mainly represent the employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful debts, depreciation and miscellaneous taxes. General and administrative expenses increased approximately $2.1 million, or 65.4%, from $3.3 million for the year ended June 30, 2008 to approximately $5.4 million for the year ended June 30, 2009. The increase in our administration expenses was mainly due to the following: (a) due to the upgrade of the service fee from our agencies and an increase in lawsuits during the fiscal year ended June 30, 2009, our consulting and audit fees increased approximately amounted to $1.3 million and (b) provision for a doubtful third party note receivable approximately amounted to $0.8 million was provided during the fiscal year ended June 30, 2009.

Interest Expense, Net

Net interest expense increased approximately $0.8 million, or 3.3%, from approximately $23.9 million for the year ended June 30, 2008 to approximately $24.7 million for the year ended June 30, 2009. This increase is mainly due to the change in the exchange rate.

Income Tax Expense

Income tax expense decreased approximately $3.4 million, or 80.0%, from approximately $4.3 million for the year ended June 30, 2008 to approximately $0.9 million for the year ended June 30, 2009, as a result of the decrease in our income from operations. Our effective tax rate was 28% and 25% for the years ended June 30, 2009 and 2008, respectively.

Net Income

Our net income decreased approximately $10.3 million, or 82.4%, from approximately $12.5 million for the year ended June 30, 2008 to approximately $2.2 million for the year ended June 30, 2009. This decrease is primarily due to the decrease in our revenues and the increase in depreciation and amortization and general and administrative expenses.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Years Ended June 30
	2009	2008
Net cash provided by operating activities	$5,936,909	$16,719,854
Net cash (used in) provided by investing activities	(6,588,912)	2,008,190
Net cash used in financing activities	(3,415,899)	(16,841,173)
Net (decrease) increase in cash and cash equivalents	(4,067,902)	1,886,871
Effect of exchange rate changes on cash	(87,182)	(1,948,489)
Cash and cash equivalents at beginning of period	5,769,344	5,830,962
Cash and cash equivalents at end of period	$1,614,260	$5,769,344

Operating Activities

Net cash provided by operating activities was approximately $5.9 million for the year ended June 30, 2009, as compared to $16.7 million for the year ended June 30, 2008.  This decrease is mainly due to the decrease of net income.

Investing Activities

Net cash used in investing activities was approximately $6.6 million for the year ended June 30, 2009, as compared to approximately $2.0 million net cash provided by investing activities for the year ended June 30, 2008.  The change is mainly due to the following:  (a) a related party company (Tai Ao) commenced its toll operation in December 2008. At the beginning, Tai Ao lacked working capital to fulfill its daily operations. As a result, we provided an additional payment on behalf of Tai Ao for approximately $10.9 million for the year ended June 30, 2009; and (b) our payments associated with toll road construction decreased approximately $4.3 million during the year ended June 30, 2009.

Financing Activities

Net cash used in financing activities was $3.4 million for the year ended June 30, 2009, as compared to approximately $16.8 million for the year ended June 30, 2008. Such change is mainly due to: (a) our repayment of short-term bank loans and notes payable during the year ended June 30, 2008 which amounted to approximately $11.0 million and $5.5 million; (b) proceeds from short-term bank loans amounted to approximately $7.3 million for the year ended June 30, 2009, designed to fulfill our working capital demands; and (c) our repayment of the mature part of our long-term bank loans approximately amounting to $10.7 million during the year ended June 30, 2009.

Working Capital

Our working capital increased by approximately $127.2 million from a working capital deficiency of approximately $6.7 million as of June 30, 2008 to approximately $120.5 million as of June 30, 2009.  This was primarily due to our increase in restricted cash, current portion of notes receivable from related parties and advance to a related party approximately amounted to $3.5 million, $141.1 million and $10.9 million, respectively, and a decrease in other payables and accrued liabilities and payable to contractors of approximately $2.6 million and $2.1 million, respectively, partially offset by a decrease in cash and cash equivalents and accounts receivable which approximately amounted to $4.2 million and $0.9 million, respectively, and an increase in short-term bank loans, a current portion of long-term loans and notes payable amounting to approximately $7.3 million, $17.1 million and $3.5 million, respectively. The increase in restricted cash represented our pledge deposit for the issuance of notes payable. The increase in our current portion of notes receivable from related parties represent the increase in relevant principals, which will come to maturity during the coming year. The increase in advances to a related party represented our additional payment on behalf of Tai Ao during the year. The decrease in accounts receivable represented our declined monthly revenues. To remedy our working capital deficiency, we received proceeds from short-term bank loans which amounted to approximately $7.3 million during the year ended June 30, 2009.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $2.2 million and $6.7 million for the year ended June 30, 2009 and 2008, respectively. The capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipments and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.

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

Reference is made to pages F-1 through F-28 comprising a portion of this Annual Report immediately following the signature page of this Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

In connection with the preparation of this Form 10-K for the year ended June 30, 2009 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of June 30, 2009 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

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

Name	Age	Position(s)
Li Xipeng	46	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	44	Chief Financial Officer and Director
Lin Jie	48	Vice President of Operations
Wu Lei	32	Vice President of Strategy Development
Wang Feng	36	Secretary
Sun Jianhao	46	Director
Huang Yuemin	52	Director
Xu Huiqing	55	Director
Li Changlai	45	Director
Mu Xinjie	39	Director

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2009 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year, except for the following persons have failed to file the corresponding documents set forth below:

Name	Form Type(s)	Type of Holder
Li Xipeng	Form 3, Form 4	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	Form 3, Form 4	Chief Financial Officer and Director
Lin Jie	Form 3, Form 4	Vice President of Operations
Wu Lei	Form 3, Form 4	Vice President of Strategy Development
Wang Feng	Form 3	Secretary
Sun Jianhao	Form 3, Form 4	Director
Huang Yuemin	Form 3	Director
Xu Huiqing	Form 3	Director
Li Changlai	Form 3	Director
Mu Xinjie	Form 3, Form 4	Director
Joylink Holdings, Inc.	Form 3, Form 4	10% Holder

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ (referenced hereto as Exhibit 14.1). This Code of Ethics applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During fiscal 2009, members of the Audit Committee were independent directors Huang Yuemin, Xu Huiqing and Mu Xinjie. Our Audit Committee financial expert is Mu Xinjie, an independent director. The Audit Committee met 2 times during the fiscal year ended June 30, 2009.

•
Compensation Committee – Independent directors Xu Huiqing, Huang Yuemin and Li Changlai were members of our Compensation Committee during fiscal 2008. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees. The Compensation Committee met 2 times during the fiscal year ended June 30, 2009.

•
Nominating Committee – Independent directors Li Changlai, Huang Yuemin and Xu Huiqing were members of our Nominating Committee, effective May 21, 2008. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Nominating Committee met 2 times during the fiscal year ended June 30, 2009. The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Named Executive Officers of the Company during the years ended June 30, 2009 and June 30, 2008.

Name And Principal Function	Year	Salary	Bonus	Employer’s Contribution to Mandatory Pension and other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Li Xipeng, Chief Executive Officer (1)	2009 2008	-0- -0-	-0- -0-	-0- - 0-	-0- -0-

Zhang Chunxian, Chief Financial Officer (2)	2009 2008	16,283 15,000	7,309 7,517	-0- 5,730	23,592 28,247

Lin Jie, Vice President of Operations (3)	2009 2008	12,655 11,706	5,824 5,998	-0- 4,472	18,479 22,176

Wu Lei Vice President of Strategy Development (4)	2009 2008	11,237 4,713	4,875 1,100	4,506 1,800	20,654 7,613

Wang Feng, Secretary (5)	2009 2008	12,376 11,623	5,211 4,619	877 4,440	18,464 20,682

Narrative Disclosure to Summary Compensation Table

During the year ended June 30, 2009, we paid an aggregate of approximately $214,547 in cash compensation to our management team members, including $129,331 for salary, $55,179 for bonus and $30,037 for benefits. We paid an aggregate of approximately $81,369 to our senior executive officers, including salary, bonus and benefits.  During the year ended June 30, 2008, we paid an aggregate of approximately $205,683 in cash compensation to our management team members, including $109,568 for salary, $54,260 for bonus and $41,855 for benefits. We paid an aggregate of approximately $78,718 to our senior executive officers, including salary, bonus and benefits. Our senior executive officers are eligible to receive cash bonuses which are paid on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals. The amount of the bonus is determined by our board compensation committee at the end of each fiscal year.

In order to retain experienced and senior level executives, we believe the salary and bonus compensation of our senior executives is one of the highest among local equivalent companies. The Company will continue to provide competitive salary and bonus compensation to retain and recruit high quality executives and employees.

The Company will introduce option and equity based incentive scheme in the future as compensation for our senior executives and independent directors for the successful operation results.

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

None.

Non-Qualified Deferred Compensation

None.

Potential Payments Upon Termination or Change of Control

None.

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors as of years ended June 30, 2009 and June 30, 2008:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin (1)	2009 2008	-0- -0-	-0- -0-	- 0 – - 0 –	-0- -0-

Mu Xinjie (2)	2009 2008	52,560 14,211	-0- -0-	-0- -0-	52,560 14,211

Sun Jianhao (3)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Xu Huiqing (4)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Li Changlai (5)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Narrative To Director Compensation Table

During the fiscal year ended June 30, 2009, we paid $52,570 to one independent director, Mr. Xinjie Mu, for his financial and accounting expertise on the Audit Committee. Commencing in February 2008, the Company pays him $4,380 (RMB 30,000) per month. We did not have any other compensation arrangement for any other directors in 2009. The Company did not pay salaries or any other bonuses or benefits to other directors.

During the fiscal year ended June 30, 2008, we paid $14,211 to one independent director, Mr. Xinjie Mu, for his financial and accounting expertise on the Audit Committee. Commencing in February 2008 (the Company pays him $4,139 (RMB 30,000) per month). We did not have any other compensation arrangement for any other directors in 2008. The Company did not pay salaries or any other bonuses or benefits to other directors.

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

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of September 25, 2009. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial ownership After Exchange		Percentage of Class (2)

Li Xipeng, Chief Executive Officer and Chairman of the Board	0	32,486,250	(3)	32,486,250	(3)	40.61%

Zhang Chunxian, Chief Financial Officer and Director	0	6,497,250	(4)	6,497,250	(4)	8.13%

Lin Jie, Vice President of Operations	0	6,497,250	(5)	6,497,250	(5)	8.13%

Wu Lei, Vice President of Strategy Development	0	6,497,250	(6)	6,497,250	(6)	8.13%

Wang Feng, Secretary	0	0		0		0%

Sun Jianhao, Director	0	6,497,250	(7)	6,497,250	(7)	8.13%

Huang Yuemin, Director	0	0		0		0%

Xu Huiqing, Director	0	0		0		0%

Li Changlai, Director	0	0		0		0%

Mu Xinjie, Director	0	0		0		0%

ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	58,475,250		58,475,250		73.10%

Joylink Holdings Limited Room 42, 4F, New Henry House 10 Ice House Street Central, Hong Kong	64,972,500	0		64,972,500		81.22%

Shu Hongying Room 14 Unit 4, 11 Building Sichangdong Street Zhengzhou, Henan the PRC	0	6,497,250	(8)	6,497,250	(8)	8.13%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 80,000,000 shares of our Common Stock outstanding as of September 25, 2009, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of September 25, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Li Xipeng, the Company’s Chairman and Chief Executive Officer, owns 50% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Li Xipeng may be considered to beneficially own 32,486,250 shares.

(4)
Zhang Chunxian, the Company’s Chief Financial Officer and Director, owns 10% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Zhang Chunxian may be considered to beneficially own 6,497,250 shares.

(5)
Lin Jie, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Lin Jie may be considered to beneficially own 6,497,250 shares.

(6)
Wu Lei, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Wu Lei may be considered to beneficially own 6,497,250shares.

(7)
Sun Jianhao, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Sun Jianhao may be considered to beneficially own 6,497,250 shares.

(8)	Shu Hongying owns 10% of Joylink Holdings Limited, which owns 64,972,500 shares of the Company’s Common Stock. Therefore, Shu Hongying may be considered to beneficially own 6,497,250 shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Notes Receivable to Related Persons

On October 1, 2007, the Company issued a note to Tai Ao Expressway Co., Ltd. (“Tai Ao”) in the principal amount of approximately $70,130,050 for Tai Ao’s construction working capital.  The note was originally due on        June 30, 2008 and bore an interest rate equal to 7.83%, with interest to be paid annually and the principal to be paid at maturity.  Tai Ao is controlled by Henan Shengrun Venture Investment Management Co., Ltd., whose controlling shareholder is Li Xipeng, the Company’s Director and Chief Executive Officer and Ping’s Chairman.  On June 26, 2008, the Company and Tai Ao entered into a renewal agreement pursuant to which the note was extended to June 29, 2010, bearing interest at a rate of 7.83% per annum.  Interest shall be paid annually and the principal shall be repaid at maturity.  During the fiscal year ended June 30, 2009, the Company received $0 in principal and $4,935,189 in interest payments on the note.  As of September 18, 2009, a total of $74,794,750 was outstanding under the note.

On October 1, 2007, the Company issued a note to Xinyang Expressway Co., Ltd (“Xinyang”) in the principal amount of approximately $69,670,334 for Xinyang’s construction working capital.  The note was originally due on June 30, 2008 and bore an interest rate equal to 7.83%, with interest to be paid annually and the principal to be paid at maturity.  Xinyang is controlled by Henan Yuao Bailing Investment Co., Ltd., whose controlling shareholder is Li Xipeng, the Company’s Director and Chief Executive Officer and Ping’s Chairman.  On June 26, 2008, the Company and Xinyang entered into a renewal agreement pursuant to which the note was extended to June 29, 2010, bearing interest at a rate of 7.83% per annum.  Interest shall be paid annually and the principal shall be repaid at maturity.  During the fiscal year ended June 30, 2009, the Company received $623,206 in principal and $5,261,827 in interest payments on the note.  As of September 18, 2009, a total of $74,320,570 was outstanding under the note.

On April 12, 2009, the Company issued a note to Henan Ruijia Industry Co., Ltd (“Ruijia”) in the principal amount of approximately US$2,191,445 for Ruijia’s working capital demand.  Ruijia is controlled by Henan Yuao Bailing Investment Co., Ltd., whose controlling shareholder is Li Xipeng, the Company’s Director and Chief Executive Officer and Ping’s Chairman.  Such note is due on April 11, 2010, bearing interest at a rate of 5.31% per annum. The principal and the interest shall be repaid at maturity.  During the fiscal year ended June 30, 2009, the Company received $0 in principal and $0 in interest payments on the note.  As of September 18, 2009, a total of $2,216,980 was outstanding under the note.

The Company generated interest income on such notes receivable equal to $9,335,849 and $9,668,217 in the aggregate for the years ended June 30, 2009 and 2008, respectively.

Advances Made on Behalf of Related Person

During the 2008 fiscal year, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials, amounting to approximately $22 million as of June 30, 2008 in order to assist them with their working capital needs.  The Company provided an additional payment on behalf of Tai Ao equal to approximately $11 million for the year ended June 30, 2009 bringing the total advance amount to approximately $33 million.  Such balance of $33 million as of September 18, 2009 is unsecured, interest free and due on demand.

Agreements With Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Sun Jianhao, Huang Yuemin, Xu Huiqing, Li Changlai and Mu Xinjie. The following directors are not independent: Li Xipeng and Zhang Chunxian.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended June 30, 2009 and 2008, the fees for our principal accountant were approximately $310,000 and $265,000, respectively, representing services for quarterly reviews and the year end audits.

Audit-Related Fees

During the fiscal years ended June 30, 2009 and 2008, the fees for our principal accountant’s audit related services were $1,125 and $0, respectively, and were reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended June 30, 2009 and 2008, our principal accountant did not render tax compliance, tax advice and tax planning services.

All Other Fees

During the fiscal years ended June 30, 2009 and 2008, there were no fees for products and services provided by the principal accountant other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2009.

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

Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
16.1	Auditor Letter	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
Date: September 28, 2009

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

Signatures	Title	Date

/s Li Xipeng	Chief Executive Officer,	September 28, 2009
Principal Executive Officer and
Li Xipeng	Chairman of the Board

/s/ Zhang Chunxian		September 28, 2009
Chief Financial Officer,
Zhang Chunxian	Principal Financial and
Accounting Officer and
Director

/s/ Sun Jianhao	Director	September 28, 2009

Sun Jianhao

/s/ Huang Yuemin	Director	September 28, 2009

Huang Yuemin

/s/ Xu Huiqing	Director	September 28, 2009

Xu Huiqing

/s/ Li Changlai	Director	September 28, 2009

Li Changlai

/s/ Mu Xinji	Director	September 28, 2009

Mu Xinjie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
China Infrastructure Investment Corp.

We have audited the accompanying consolidated balance sheets of China Infrastructure Investment Corp. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Infrastructure Investment Corp. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
September 16, 2009, except for Note 17 which
is as of September 27, 2009

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	June 30, 2008

CURRENT ASSETS
Cash and cash equivalents	$1,614,260	$5,769,344
Restricted cash	3,550,761	29,104
Notes receivable, net	104,676	776,936
Accounts receivable	1,089,546	2,006,848
Other receivables	148,934	419,642
Notes receivable from related parties, current	151,332,301	10,197,016
Advance to a related party	32,680,154	21,733,471
Other current assets	940,712	991,768
Total current assets	191,461,344	41,924,129

Toll road infrastructures, net	437,178,980	443,672,007
Plant and equipment, net	15,662,302	15,943,451
Land use rights, net	47,264,452	49,066,392
Long-term investment	1,577,840	1,455,223
Notes receivable from related parties, long-term	-	139,872,158
Deferred taxes	4,725,650	6,059,721
Total long-term assets	506,409,224	656,068,952

TOTAL ASSETS	$697,870,568	$697,993,081

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2009	June 30, 2008

CURRENT LIABILITIES
Other payables and accrued liabilities	$2,191,314	$4,840,299
Short-term bank loans	7,304,815	-
Current portion of long-term bank loans	27,767,064	10,678,425
Notes payable	3,521,542	-
Payable to contractors	22,090,622	24,224,039
Deferred taxes	7,852,128	8,556,534
Deferred revenue, current	78,803	72,679
Other current liabilities	163,130	225,915
Total current liabilities	70,969,418	48,597,891

LONG-TERM LIABILITIES
Long-term bank loans	440,585,554	466,512,413
Deferred revenue, long-term	6,502,203	6,555,149
Total long-term liabilities	447,087,757	473,067,562

TOTAL LIABILITIES	518,057,175	521,665,453

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	80,000	80,000
Additional paid-in capital	141,152,164	140,573,673
Accumulated other comprehensive income	27,516,099	26,818,531
Retained earnings	11,065,130	8,855,424
Total Shareholders’ Equity	179,813,393	176,327,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$697,870,568	$697,993,081

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED JUNE 30,
	2009	2008

REVENUES	$50,270,277	$56,424,236

OPERATING COSTS	5,603,843	6,814,079

DEPRECIATION AND AMORTIZATION	12,130,615	6,483,911

GROSS PROFIT	32,535,819	43,126,246

General and administrative expenses	5,404,212	3,268,346

INCOME FROM OPERATIONS	27,131,607	39,857,900

OTHER INCOME (EXPENSES)

Interest expense	(34,140,068)	(33,745,902)

Interest income	9,400,978	9,804,866

Other income, net	676,601	905,832

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,069,118	16,822,696

INCOME TAX EXPENSE	(859,412)	(4,287,907)

NET INCOME	2,209,706	12,534,789

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	697,568	16,626,051

OTHER COMPREHENSIVE INCOME, NET	697,568	16,626,051

COMPREHENSIVE INCOME	$2,907,274	$29,160,840

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	64,472,131

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.03	$0.19

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock			Accumulated Other
	Number of shares	Par value	Additional Paid-in Capital	Comprehensive Income	(Deficit) Retained Earnings	Total

BALANCE AT JULY 1, 2007	54,400,000	$54,400	$140,662,392	$10,192,480	$(3,679,365)	$147,229,907

Foreign currency translation gain	-	-	-	16,626,051	-	16,626,051

Recapitalization	25,600,000	25,600	(88,719)	-	-	(63,119)

Net income	-	-	-	-	12,534,789	12,534,789

BALANCE AT JUNE 30, 2008	80,000,000	80,000	140,573,673	26,818,531	8,855,424	176,327,628

Foreign currency translation gain	-	-	-	697,568	-	697,568

Contributed capital	-	-	578,491	-	-	578,491

Net income	-	-	-	-	2,209,706	2,209,706

BALANCE AT JUNE 30, 2009	80,000,000	$80,000	$141,152,164	$27,516,099	$11,065,130	$179,813,393

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,209,706	$12,534,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	779,615	-
Investment income from non-affiliated company	(116,819)	-
Depreciation and amortization	12,740,142	7,039,349
Deferred taxes	629,665	4,062,447
Deferred revenue	(604,984)	(571,640)
Imputed interest	532,054	507,834
Interest income	(9,338,257)	(9,700,215)
Debt exemption from shareholder	578,491	-
Gain from disposal of plant and equipment	-	103,343
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	917,302	714,209
Other receivables	270,708	969,937
Other current assets	51,056	(853,027)
Increase (Decrease) In:
Other payables and accrued liabilities	(2,648,985)	1,844,339
Other current liabilities	(62,785)	68,489
Net cash provided by operating activities	5,936,909	16,719,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	(1,844,237)	(6,114,070)
Purchases of plant and equipment	(318,481)	(545,399)
Proceeds from disposition of plant and equipment	-	61,177
Increase in notes receivable	(102,217)	-
Decrease in payable to contractors	(2,133,417)	(2,187,846)
Proceeds from interest of notes receivable from related parties	10,232,171	16,126,375
Increase in principal of notes receivable to related parties	(1,567,154)	(120,470)
Increase in advance to a related party	(10,855,577)	(5,211,577)
Net cash (used in) provided by investing activities	(6,588,912)	2,008,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	-	170,899,229
Repayments of long-term bank loans	(10,715,240)	(173,774,644)
Proceeds from short- term bank loans	7,301,199	-
Repayments of short- term bank loans	-	(11,038,061)
Proceeds from notes payable	3,519,799	-
Repayments of notes payable	-	(5,530,068)
Restricted cash	(3,521,657)	2,602,371
Net cash used in financing activities	(3,415,899)	(16,841,173)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,067,902)	1,886,871
Effect of exchange rate changes on cash	(87,182)	(1,948,489)
Cash and cash equivalents at beginning of year	5,769,344	5,830,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,614,260	$5,769,344

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33,499,020	$32,923,471
Income taxes paid	$89,606	$689,879

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the years ended June 30, 2009 and 2008, $1,693,861 and $6,114,071 were transferred from construction in progress to toll road infrastructures, respectively.

2.	During the years ended June 30, 2009 and 2008, $150,375 and $0 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC for the years ended June 30, 2009 and 2008.

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

A significant estimate of the Company is the estimate of future total traffic volume. This estimate is used for the calculation of depreciation relating to the toll road. Also see Note 2(h).

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)    Fair Value of Financial Instruments (continued)

These tiers include:

• Level 1—defined as observable inputs such as quoted prices in active markets;
• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,614,260	1,614,260	-	-

Restricted cash	$3,550,761	3,550,761	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

(f)     Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank accounts in the United States of America. Also see Note 12 for restricted cash.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)  Plant and Equipment

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

(h)  Toll Road Infrastructures

Toll road infrastructures are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operation of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as assessed by management each year, with reference to traffic projection reports prepared by an independent PRC organization in prior years. Also see Note 2(d).

(i)    Construction in Progress

Construction in progress represents costs incurred in the construction of expressways and bridges. The costs includes development expenditures and other direct costs, including interest cost on the related borrowed funds during the construction period attributable to the development of plant and equipment and toll road infrastructures. Construction in progress is transferred to the appropriate category of plant and equipment and toll road infrastructures when completed and ready for intended use. Depreciation commences when the assets are ready for their intended use. There was no construction in progress at June 30, 2009 and 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)   Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the years ended June 30, 2009 and 2008, since construction was completed.

(k)  Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.   The land use rights granted to the Company are being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(l)   Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended June 30, 2009 and 2008.

(m) Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

-      The amount of revenue can be measured reliably,

-      It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-      The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

-      Collectibility is reasonably assured.

(n)  Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Note 13.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)  Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $120,676 and $59,763 were charged to operations for the years ended June 30, 2009 and 2008.

(p)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  Also see Note 14.

(q)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2009 and 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)   Foreign Currency Translation

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

	June 30, 2009	June 30, 2008
Years ended RMB: US$ exchange rate	6.8448	6.8718
Average yearly RMB: US$ exchange rate	6.8482	7.2477

(s)  Comprehensive Income

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

(t)   Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (” FASB”) approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is June 30, 2009. The adoption of FSP No. FAS 132(R)-1 did not have an impact on the Company’s financial statements.

In April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)   Recent Accounting Pronouncements (continued)

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial statements.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities is effective for us beginning July 1, 2009. It’s not expected that this adoption will have a material impact on the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS NO. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 167.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162, (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards Codification TM (“Codification”) will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. Effective for the first quarter of 2010 references to legacy GAAP will be replaced by references to the Codification, where appropriate.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

3.      NOTES RECEIVABLE

Notes receivable is from unrelated companies and consists of the following:

	June 30, 2009	June 30, 2008

Notes receivable from unrelated companies	$884,677	$776,936
Less: Provision for doubtful accounts	780,001	-
	$104,676	$776,936

On June 20, 2007, the Company loaned to Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note. A full provision amounting to $780,001 was provided by the Company as of June 30, 2009.

On January 22, 2009, the Company loaned to Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum.

Interest income for the years ended June 30, 2009 and 2008 was $2,407 and $46,767, respectively.

4.      NOTES RECEIVABLE FROM RELATED PARTIES

	June 30, 2009	June 30, 2008

Tai Ao Expressway Co., Ltd
Principal	$70,130,050	$69,854,502
Interest receivable	4,664,700	4,935,189
	74,794,750	74,789,691
Xinyang Expressway Co., Ltd
Principal	69,670,334	70,017,656
Interest receivable	4,650,237	5,261,827
	74,320,571	75,279,483

Henan Ruijia Industry Co., Ltd
Principal	2,191,445	-
Interest receivable	25,535	-
	2,216,980	-

Total notes receivable from related parties	$151,332,301	$150,069,174

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

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

On April 12, 2009, Henan Ruijia Industry Co., Ltd (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity.

The notes receivable were provided to these companies for their construction working capital. The above three companies are related to the Company through a common shareholder of the Company. The notes receivable are interest bearing and unsecured. Interest income was $9,335,849 and $9,668,217 for the years ended June 30, 2009 and 2008, respectively.

Also see Note 17.

5.      ADVANCE TO A RELATED PARTY

	June 30, 2009	June 30, 2008

Tai Ao Expressway Co., Ltd	$32,680,154	$21,733,471

The Company made advances to suppliers on behalf of Tai Ao Expressway Co., Ltd. for the purchase of construction materials, amounting to approximately $33 million, in order to assist them with their working capital needs. For the year ended June 30, 2009, the net increase in advance to Tai Ao was approximately amounting to $11 million.

The balances of $32,680,154 and $21,733,471 at June 30, 2009 and 2008, respectively, are current, unsecured, interest free and due on demand.

Also see Note 17.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

6.      TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	June 30, 2009	June 30, 2008

At cost:	$456,511,890	$453,825,417

Less: Accumulated depreciation	19,332,910	10,153,410
Toll road infrastructures, net	$437,178,980	$443,672,007

Depreciation expense for the years ended June 30, 2009 and 2008 was $9,932,916 and $4,409,132, respectively. Also see Notes 2(d) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 11.

7.      PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2009	June 30, 2008

At cost:
Toll station and ancillary facilities	$10,422,227	$10,114,007
Communication and monitoring equipment	5,757,340	5,675,065
Motor vehicles	1,466,485	1,460,723
Machinery	297,686	296,516
Office equipment	572,395	429,824
	18,516,133	17,976,135
Less: Accumulated depreciation
Toll station and ancillary facilities	1,136,852	801,811
Communication and monitoring equipment	575,571	388,473
Motor vehicles	804,005	623,733
Machinery	110,376	73,989
Office equipment	227,027	144,678
	2,853,831	2,032,684
Plant and equipment, net	$15,662,302	$15,943,451

Depreciation expense for the years ended June 30, 2009 and 2008 was $812,726 and $745,645, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

8.      LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2009	June 30, 2008

Cost	$53,718,010	$53,506,947
Less: Accumulated amortization	6,453,558	4,440,555
Land use rights, net	$47,264,452	$49,066,392

Amortization expense for the years ended June 30, 2009 and 2008 was $1,994,500 and $1,884,572, respectively.

Amortization expense for the next five years and thereafter is as follows:

June 30, 2010	$1,994,500
June 30, 2011	1,994,500
June 30, 2012	1,994,500
June 30, 2013	1,994,500
June 30, 2014	1,994,500
Thereafter	37,291,952
Total	$47,264,452

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

9.      LONG-TERM INVESTMENT

	June 30, 2009		June 30, 2008
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:

Pingdingshan City Credit Corporation	2.39%	$1,577,840	3%	$1,455,223

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of June 30, 2009 and 2008, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  Dividend income for the fiscal years ended June 30, 2009 and 2008 were $116,819 and $68,988, respectively.

On March 29, 2006, Ping entered into a share purchase agreement with PCCC, a local financial institution.  Pursuant to the agreement, the Company obtained 3% of the total equity interest of PCCC with the consideration amounting to Rmb10 million (approximately US$1.3 million).  During year 2009, after PCCC increased its share capital, the Company’s share of the total equity interest of the total equity interest in PCCC was diluted to 2.39%. Management of the Company adopted the cost method for the accounting of such investment.

10.   SHORT-TERM BANK LOAN

Short-term bank loan as of June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$7,304,815	$-

Interest expense for this loan for the years ended June 30, 2009 and 2008 was $103,434 and $0, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

11.   LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	June 30, 2009	June 30, 2008

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$93,501,636	$98,955,150

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,219,261	29,104,456

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,219,261	29,104,456

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 21, 2020, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	170,316,152	174,504,497

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,096,308	145,522,279
Total long-term bank loans	468,352,618	477,190,838
Less: current portion	27,767,064	10,678,425

Long-term portion	$440,585,554	$466,512,413

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 AND 2008

11.   LONG-TERM BANK LOANS (CONTINUED)

For the years ended June 30, 2009 and 2008, interest expense was $33,499,020 and $32,923,472, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of June 30, 2009 and 2008.  The repayment schedule for the long-term bank loans is as follows:

June 30, 2010	$27,767,064
June 30, 2011	15,597,242
June 30, 2012	39,960,262
June 30, 2013	60,413,745
June 30, 2014	27,284,946
Thereafter	297,329,359
Total	$468,352,618

12.   NOTES PAYABLE

	June 30, 2009	June 30, 2008

Bank acceptance notes	$3,521,542	$-

Notes payable were issued to the Company’s contractors through China Minsheng Banking Corp., Ltd.. The notes are interest free and due in six months. Restricted cash of $3,550,761 collateralizes the notes at June 30, 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

13.   DEFERRED REVENUE

	June 30, 2009	June 30, 2008

Deferred revenue	$16,040,024	$16,579,907
Imputed interest discount	(9,459,018)	(9,952,079)
Total	6,581,006	6,627,828
Less: current portion	78,803	72,679

Long-term portion	$6,502,203	$6,555,149

The Company rents four gas stations to Petro China Company Limited (“PCCL”) Pingdingshan branch from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee net of the business tax of $5,372,708 from PCCL in 2006.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the years ended June 30, 2009 and 2008 is $604,984 and $571,640 respectively. The imputed interest for the years ended June 30, 2009 and 2008 is $532,054 and $507,834, respectively.

14.   INCOME TAX

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

The Company uses FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). — AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2009, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

14.   INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Years ended June 30,
	2009	2008
Current	$239,903	$941,043
Deferred change	619,509	3,346,864
Income tax expense	$859,412	$4,287,907

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Years ended June 30,
	2009	2008
Computed “expected” expense	$767,279	$4,205,674
Permanent differences	92,133	82,233
Income tax expense	$859,412	$4,287,907

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

14.   INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	June 30, 2009	June 30, 2008

G&A expenses	$349,858	$286,664
Amortization	-	30,226
Depreciation	-	304,361
Road maintenance costs	438,142	-
Other expenses	125,742	38,710
Net operating loss	413,130	-
Total deferred tax assets	1,326,872	659,961

Sales cut-off	(999,885)	(1,319,370)
Depreciation	-	-
Interest income	(7,478,740)	(7,694,689)
Interest expense	(533,679)	-
Accrued expenses	-	(112,208)
Consulting fees	(124,968)	(72,761)
Other expenses	(41,728)	(17,467)
Total deferred tax liabilities	(9,179,000)	(9,216,495)

Net deferred tax liabilities	$(7,852,128)	$(8,556,534)

Non-current portion:
Rental income	$112,064	$73,232
Capitalized interest	2,234,106	2,225,328
Amortization	1,613,390	1,079,913
Bad debts	2,691,824	2,681,248
Total deferred tax assets	6,651,384	6,059,721

Depreciation	(1,925,734)	-
Total deferred tax liabilities	(1,925,734)	-

Net deferred tax assets	$4,725,650	$6,059,721

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

15.   CONTINGENCIES

Litigation:

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing receipt of the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of June 30, 2009 or 2008.

16.   CONTRIBUTED CAPITAL

Contributed capital, included in additional paid-in capital, represents the debt forgiveness from a shareholder of the Company. One of the Company’s shareholders, Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company. The debt associated with such expenses were forgiven by LTII for the year ended June 30, 2009.

17.   SUBSEQUENT EVENTS

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company will purchase at least 51% of Tai Ao. The consideration will be firstly settled with the credit to Xinyang, then it will be settled with cash for the remaining part. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company finally succeeds in such transaction, Tai Ao should become subsidiary, which means the note and advance to Tai Ao will be eliminated in the consolidated financial statements of the Company. If this transaction is completed, it is expected to be accounted for as an acquisition of a company under common control. Also see Notes 4 and 5.