Form 10-Q
period 2009-09-30
China Infrastructure Investment CORP
filed 2009-11-16
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2009, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	F-1

ITEM 1. FINANCIAL STATEMENTS	F-1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	-2-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	-10-

ITEM 4. CONTROLS AND PROCEDURES	-10-

PART II OTHER INFORMATION	-10-

ITEM 1. LEGAL PROCEEDINGS	-10-

ITEM 1A. RISK FACTORS	-11-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	-11-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	-11-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	-11-

ITEM 5. OTHER INFORMATION	-11-

ITEM 6. EXHIBITS	-11-

SIGNATURES	-14-

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES

FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	June 30, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,114,125	$1,614,260
Restricted cash	3,554,500	3,550,761
Notes receivable, net	106,145	104,676
Accounts receivable	1,327,103	1,089,546
Other receivables	149,430	148,934
Notes receivable from related parties	79,159,269	151,332,301
Advance to a related party	-	32,680,154
Other current assets	683,455	940,712
Total current assets	88,094,027	191,461,344

Notes receivable from a related party	75,916,037	-
Advance to a related party	32,714,567	-
Toll road infrastructures, net	435,800,855	437,178,980
Plant and equipment, net	15,519,390	15,662,302
Land use rights, net	46,814,825	47,264,452
Long-term investment	1,579,502	1,577,840
Deferred taxes	4,367,920	4,725,650
Total long-term assets	612,713,096	506,409,224

TOTAL ASSETS	$700,807,123	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	June 30, 2009
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$1,949,124	$2,191,314
Short-term bank loans	7,312,507	7,304,815
Current portion of long-term bank loans	27,796,303	27,767,064
Notes payable	3,525,250	3,521,542
Payable to contractors	20,743,416	22,090,622
Deferred taxes	8,546,997	7,852,128
Deferred revenue, current	80,464	78,803
Other current liabilities	154,909	163,130
Total current liabilities	70,108,970	70,969,418

LONG-TERM LIABILITIES
Long-term bank loans	441,049,491	440,585,554
Deferred revenue, long-term	6,487,750	6,502,203
Total long-term liabilities	447,537,241	447,087,757

TOTAL LIABILITIES	517,646,211	518,057,175

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	80,000	80,000
Additional paid-in capital	141,374,184	141,152,164
Accumulated other comprehensive income	27,707,092	27,516,099
Retained earnings	13,999,636	11,065,130
Total Shareholders’ Equity	183,160,912	179,813,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,807,123	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008

REVENUES	$13,578,529	$15,438,407

OPERATING COSTS	1,277,504	1,209,211

DEPRECIATION AND AMORTIZATION	1,888,533	2,104,615

GROSS PROFIT	10,412,492	12,124,581

General and administrative expenses	1,368,500	1,345,248

INCOME FROM OPERATIONS	9,043,992	10,779,333

OTHER INCOME (EXPENSES)

Interest expense	(7,531,649)	(9,287,380)

Interest income	2,191,389	2,776,786

Other income, net	282,949	256,212

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,986,681	4,524,951

INCOME TAX EXPENSE	(1,052,175)	(1,208,766)

NET INCOME	2,934,506	3,316,185

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	190,993	428,851

OTHER COMPREHENSIVE INCOME, NET	190,993	428,851

COMPREHENSIVE INCOME	$3,125,499	$3,745,036

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.04	$0.04

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,934,506	$3,316,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,543,162	2,253,451
Deferred taxes	1,052,599	1,156,496
Deferred revenue	(151,403)	(151,142)
Imputed interest	131,691	132,922
Interest income	(2,121,423)	(2,759,318)
Debt exemption from shareholder	222,020	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(237,557)	(1,114,989)
Other receivables	(496)	315,619
Other current assets	257,257	238,869
Increase (Decrease) In:
Other payables and accrued liabilities	(242,190)	23,435
Other current liabilities	(8,221)	(69,288)
Net cash provided by operating activities	4,379,945	3,342,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	-	(849,834)
Purchases of plant and equipment	(47,164)	(108,144)
Decrease in payable to contractors	(1,347,206)	(227,520)
Increase in notes receivable from related parties	(1,461,753)	-
Net cash used in investing activities	(2,856,123)	(1,185,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	-	9,153,477
Repayments of long-term bank loans	-	(9,153,477)
Net cash used in financing activities	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,523,822	2,156,742
Effect of exchange rate changes on cash	(23,957)	(190,688)
Cash and cash equivalents at beginning of year	1,614,260	5,769,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,114,125	$7,735,398

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$7,335,276	$9,153,477

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the three months ended September 30, 2009 and 2008, $0 and $849,834 were transferred from construction in progress to toll road infrastructures, respectively.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The principal activities of the Company are investment, construction, operation, and management of the Pingdingshan – Linru section (“Pinglin Expressway”), and the rent of petrol stations and service districts along the toll roads.  Currently, all the operations of the Company are in the PRC.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Principles of Consolidation

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standards had no impact on the Company’s condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)     Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC.

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

 (e)    Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, fair value measurement) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2009 are as follows:
		Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,114,125	3,114,125	-	-
Restricted cash	$3,554,500	3,554,500	-	-

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

(h)      Toll Road Infrastructures

Toll road infrastructures are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operation of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as assessed by management each year.  The total expected traffic volume is derived from a traffic projection report prepared by an independent PRC organization.  Also see Note 2(d).

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)       Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the three months ended September 30, 2009 and 2008, since construction was completed.

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

(l)       Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10 (formerly SFAS No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the three months ended September 30, 2009 and 2008.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)     Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $50,633 and $0 were charged to operations for the three months ended September 30, 2009 and 2008.

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

(q)     Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended September 30, 2009 and 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

	September 30, 2009	September 30, 2008
Periods ended RMB: US$ exchange rate	6.8376	6.8551
Average RMB: US$ exchange rate	6.8411	6.8529

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

 (t)     Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (” FASB”) approved ASC 715-20 (formerly FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is June 30, 2009. The adoption of ASC 715-20did not have an impact on the Company’s financial statements.

In April 1, 2009, the FASB approved ASC 805-20 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-10 did not have an impact on the Company’s financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)      Recent Accounting Pronouncements (continued)

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2, amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. The adoption of ASC 320-10 did not have an impact on the Company’s financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by ASC 825-10, Interim Financial Reporting. We are required to adopt this ASC for our interim and annual reporting periods ending after June 15, 2009. This ASC does not require disclosures for periods presented for comparative purposes at initial adoption.  The adoption of ASC 825-10 did not have an impact on the Company’s financial statements.

In February 2008, the FASB issued ASC 820-10 (formerly FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities is effective for us beginning July 1, 2009. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB. Also see Note 2 (a).

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

3.	NOTES RECEIVABLE

A)      Current notes receivable from unrelated companies consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

Notes receivable from unrelated companies	$886,146	$884,677
Less: Provision for doubtful accounts	780,001	780,001
	$106,145	$104,676

On June 20, 2007, the Company loaned to Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note. A full provision amounting to $780,001 was provided by the Company as of September 30, 2009.

On January 22, 2009, the Company loaned to Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum.

Interest income for the three months ended September 30, 2009 and 2008 was $1,358 and $42,845, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

4.	NOTES RECEIVABLE FROM RELATED PARTIES

	September 30, 2009	June 30, 2009
	(Unaudited)

B) Current notes receivable from related parties:

Tai Ao Expressway Co., Ltd.
Principal	$-	$70,130,050
Interest receivable	-	4,664,700
	-	74,794,750

Xinyang Expressway Co., Ltd.
Principal	69,743,696	69,670,334
Interest receivable	5,690,828	4,650,237
	75,434,524	74,320,571

Henan Ruijia Industry Co., Ltd.
Principal	2,193,752	2,191,445
Interest receivable	54,685	25,535
	2,248,437	2,216,980

Henan Hairun Trade Co., Ltd.
Principal	1,462,501	-
Interest receivable	13,807	-
	1,476,308	-

	79,159,269	151,332,301

C) Long-term note receivable from a related party:

Tai Ao Expressway Co., Ltd.
Principal	$70,203,897	$-
Interest receivable	5,712,140	-
	75,916,037	-

Total notes receivable from related parties	$155,075,306	$151,332,301

On June 26, 2008, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity.

On June 26, 2008, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually and the principal is repaid at maturity.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

4.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,462,501 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,120,065 and $2,745,541 for the three months ended September 30, 2009 and 2008, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with a credit to Xinyang, and then the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, Tai Ao would become a subsidiary of the Company and as a result, the note issued and the advance made by the Company to Tai Ao would be eliminated in the consolidated financial statements of the Company. This transaction is expected to be accounted for as an acquisition of a company under common control. Also see Note 5.

5.	ADVANCE TO A RELATED PARTY

	September 30, 2009	June 30, 2009

Tai Ao Expressway Co., Ltd.	$32,714,567	$32,680,154

The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

The balances of $32,714,567 and $32,680,154 at September 30, 2009 and June 30, 2009, respectively, are unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

6.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

At cost:	$456,992,598	$456,511,890

Less: Accumulated depreciation	21,191,743	19,332,910
Toll road infrastructures, net	$435,800,855	$437,178,980

Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,837,534 and $1,555,691, respectively. Also see Notes 2(d) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 11.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

At cost:
Toll station and ancillary facilities	$10,434,664	$10,422,227
Communication and monitoring equipment	5,763,403	5,757,340
Motor vehicles	1,496,396	1,466,485
Machinery	297,999	297,686
Office equipment	590,357	572,395
	18,582,819	18,516,133
Less: Accumulated depreciation
Toll station and ancillary facilities	1,222,385	1,136,852
Communication and monitoring equipment	622,765	575,571
Motor vehicles	849,924	804,005
Machinery	119,525	110,376
Office equipment	248,830	227,027
	3,063,429	2,853,831

Plant and equipment, net	$15,519,390	$15,662,302

Depreciation expense for the three months ended September 30, 2009 and 2008 was $206,487 and $199,479, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

Cost	$53,774,575	$53,718,010
Less: Accumulated amortization	6,959,750	6,453,558
Land use rights, net	$46,814,825	$47,264,452

Amortization expense for the three months ended September 30, 2009 and 2008 was $499,142 and $498,281, respectively.

Amortization expense for the next five years and thereafter is as follows:

September 30, 2010	$1,997,589
September 30, 2011	1,997,589
September 30, 2012	1,997,589
September 30, 2013	1,997,589
September 30, 2014	1,997,589
Thereafter	36,826,880
Total	$46,814,825

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

9.	LONG-TERM INVESTMENT

	September 30, 2009		June 30, 2009
	(Unaudited)
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:

Pingdingshan City Credit Corporation	2.39%	$1,579,502	2.39%	$1,577,840

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of September 30, 2009 and June 30, 2009, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the three months ended September 30, 2009 and 2008.

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

10.	SHORT-TERM BANK LOAN

Short-term bank loan as of September 30, 2009 and June 30, 2009 consist of the following:

	September 30, 2009	June 30, 2009
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$7,312,507	$7,304,815

Interest expense for this loan for the three months ended September 30, 2009 and 2008 was $97,024 and $0, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

11.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$93,600,094	$93,501,636

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,250,029	29,219,261

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,250,029	29,219,261

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 21, 2020, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	170,495,495	170,316,152

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,250,147	146,096,308
Total long-term bank loans	468,845,794	468,352,618
Less: current portion	27,796,303	27,767,064

Long-term portion	$441,049,491	$440,585,554

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

11.	LONG-TERM BANK LOANS (CONTINUED)

For the three months ended September 30, 2009 and 2008, interest expense was $7,236,096 and $9,153,477, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of September 30, 2009 and June 30, 2009.  The repayment schedule for the long-term bank loans is as follows:

September 30, 2010	$27,796,303
September 30, 2011	15,613,666
September 30, 2012	69,252,369
September 30, 2013	31,227,331
September 30, 2014	27,313,677
Thereafter	297,642,448
Total	$468,845,794

12.	NOTES PAYABLE

	September 30, 2009	June 30, 2009
	(Unaudited)

Bank acceptance notes	$3,525,250	$3,521,542

Notes payable were issued to the Company’s contractors through China Minsheng Banking Corp., Ltd. during the period ended June 30, 2009.  The notes are interest free and due in six months. Restricted cash of $3,554,500 collateralizes the notes at September 30, 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

13.	DEFERRED REVENUE

	September 30, 2009	June 30, 2009
	(Unaudited)

Deferred revenue	$15,905,434	$16,040,024
Imputed interest discount	(9,337,220)	(9,459,018)
Total	6,568,214	6,581,006
Less: current portion	80,464	78,803

Long-term portion	$6,487,750	$6,502,203

The Company rents four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee net of the business tax of $5,372,708 from PCCL in 2006.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the three months three months ended Setember 30, 2009 and 2008 was $151,403 and $151,142 respectively. The imputed interest for the three months ended September 30, 2009 and 2008 was $131,691 and $132,922, respectively.

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

The Company uses ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2009, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

14.	INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$3,405	$57,988
Deferred	1,048,770	1,150,778
Income tax expense	$1,052,175	$1,208,766

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Computed “expected” expense	$996,670	$1,208,766
Permanent differences	55,505	-
Income tax expense	$1,052,175	$1,208,766

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

14.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	September 30, 2009 (Unaudited)	June 30, 2009

Current portion:
G&A expenses	$379,118	$349,858
Road maintenance costs	214,306	438,142
Other expenses	125,875	125,742
Net operating loss	413,565	413,130
Total deferred tax assets	1,132,864	1,326,872

Sales cut-off	(1,163,210)	(999,885)
Interest income	(7,404,372)	(7,478,740)
Interest expense	(1,003,862)	(533,679)
Consulting fees	(64,162)	(124,968)
Other expenses	(44,255)	(41,728)
Total deferred tax liabilities	(9,679,861)	(9,179,000)

Net deferred tax liabilities	$(8,546,997)	$(7,852,128)

Non-current portion:
Rental income	$107,251	$112,064
Capitalized interest	2,236,459	2,234,106
Amortization	1,739,938	1,613,390
Bad debts	2,694,659	2,691,824
Total deferred tax assets	6,778,307	6,651,384

Depreciation	(2,410,387)	(1,925,734)
Total deferred tax liabilities	(2,410,387)	(1,925,734)

Net deferred tax assets	$4,367,920	$4,725,650

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

15.	CONTINGENCIES

Litigation:

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing receipt of the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of September 30, 2009 or June 30, 2008.

16.	CONTRIBUTED CAPITAL

Contributed capital, included in additional paid-in capital, represents the debt forgiveness from a shareholder of the Company. One of the Company’s shareholders, Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company. The debt associated with such expenses were forgiven by LTII for the three months ended September 30, 2009.

17.	SUBSEQUENT EVENT

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 13, 2009, the date the unaudited condensed consolidated financial statements were issued.

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

The Company began generating operating revenue in January 2006.  The Expressway was not fully operational until June 2006, therefore our operating income was low and growth was moderate. After several years of operations, awareness of the Expressway and passenger and commercial vehicle traffic have gradually increased. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

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

Significant Accounting Policies and Estimates

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2009 and 2008.

Depreciation of Toll Road Infrastructures

Toll road infrastructures are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operation of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as assessed by management each year.  The total expected traffic volume is derived from a traffic projection report prepared by an independent PRC organization.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended September 30, 2009 and 2008.

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) approved ASC 715-20 (formerly FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is June 30, 2009. The adoption of ASC 715-20did not have an impact on the Company’s financial statements.

In April 1, 2009, the FASB approved ASC 805-20 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-10 did not have an impact on the Company’s financial statements.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2, amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. The adoption of ASC 320-10 did not have an impact on the Company’s financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by ASC 825-10, Interim Financial Reporting. We are required to adopt this ASC for our interim and annual reporting periods ending after June 15, 2009. This ASC does not require disclosures for periods presented for comparative purposes at initial adoption.  The adoption of ASC 825-10 did not have an impact on the Company’s financial statements.

In February 2008, the FASB issued ASC 820-10 (formerly FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities is effective for us beginning July 1, 2009. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB.

Results of Operations

Results of Operations for the Three (3) Months Ended September 30, 2009 Compared to the Three (3) Months Ended September 30, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended September 30 (Unaudited)		Three Months Ended September 30 (Unaudited)
	2009	2008	2009	2008

Revenues	$13,578,529	$15,438,407	100%	100%
Operating costs	1,277,504	1,209,211	9.4%	7.8%
Depreciation and amortization	1,888,533	2,104,615	13.9%	13.6%
Gross profit	10,412,492	12,124,581	76.7%	78.5%

	Three Months Ended September 30 (Unaudited)		Three Months Ended September 30 (Unaudited)
	2009	2008	2009	2008

General and administrative expenses	1,368,500	1,345,248	10.1%	8.7%
Income from operations	9,043,992	10,779,333	66.6%	69.8%
Interest expense, net	5,340,260	6,510,594	39.3%	42.2%
Other income, net	282,949	256,212	2.1%	1.7%
Income from operations before income taxes	3,986,681	4,524,951	29.4%	29.3%
Income tax expense	$1,052,175	$1,208,766	7.8%	7.8%
Net income	$2,934,506	$3,316,185	21.6%	21.5%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $1.8 million, or 12.0%, from approximately $15.4 million for the three months ended September 30, 2008 to approximately $13.6 million for the three months ended September 30, 2009. The decrease was mainly due to the following factors: (1) the decrease in the traffic volume due to competition from other toll highways and toll-free interstate roads in the nearby areas; and (2) beginning in the second half of 2009, the government began to penalize coal vehicles for over-loading. As a result, the average weight of passing coal vehicles on the Expressway decreased by approximately 5 tons. Since the Company calculates the tolls of commercial vehicles based on gross weight, revenue decreased during the three months ended September 30, 2009 by 12.0% compared to the three months ended September 30, 2008.

           On the other hand, the converted average daily traffic volume increased 3,190 units from 11,784 during the three months ended June 30, 2009 to 14,974 units for the quarter ended September 30, 2009.  Management believes that this increased traffic volume, together with the emerging recovery of the Chinese economy indicates an upward trend in traffic volume which will continue to increase in the foreseeable future.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the three months ended September 30, 2009, our operating costs gradually increased by approximately $0.1 million, or 5.6%, to approximately $1.3 million, compared to approximately $1.2 million for the three months ended September 30, 2008.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations decreased by approximately $0.2 million, or 10.3%, from approximately $2.1 million for the three months ended September 30, 2008 to approximately $1.9 million for the three months ended September 30, 2009.

Depreciation of toll road infrastructures is calculated to write-off such cost on a units-of-usage basis.  The Company recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

           The calculated depreciation for the three months ended September 30, 2009 decreased from the three months ended September 30, 2008 as a result of the reduction in actual traffic volume using the units-of-usage basis for those periods.

Gross Profit

Our gross profit decreased by approximately $1.7 million, or 14.1%, from approximately $12.1 million for the three months ended September 30, 2008 to approximately $10.4 million for the three months ended September 30, 2009.  Such gross profit decrease is primarily due to the decrease in our revenues.

Gross profit as a percentage of revenues decreased from 78.5% for the three months ended September 30, 2008 to 76.7% for the three months ended September 30, 2009.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses were consistent during the three months ended September 30, 2009 and 2008.

Interest Expense, Net

Net interest expense decreased by approximately $1.2 million, or 18.0%, from approximately $6.5 million for the three months ended September 30, 2008 to approximately $5.3 million for the three months ended September 30, 2009. This decrease is primarily due to the decreased interest rate of our loans.  The People’s Bank of China decreased the benchmark of the interest rate for long term loans over five years from 7.83% for the three months ended September 30, 2008 to 5.94% for the three months ended September 30, 2009.  Accordingly, our lenders decreased their interest rates to some degree.

Income Tax Expense

Income tax expense decreased by approximately $0.1 million, or 13.0%, from approximately $1.2 million for the three months ended September 30, 2008 to approximately $1.1 million for the three months ended September 30, 2009, as a result of the decrease in our income from operations. Our effective tax rate was 26% and 27% for the three months ended September 30, 2009 and 2008, respectively.

Net Income

Our net income decreased by approximately $0.4 million, or 11.5%, from approximately $3.3 million for the three months ended September 30, 2008 to approximately $2.9 million for the three months ended September 30, 2009. This decrease is primarily due to the decrease in our revenues.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Three Months Ended September 30
	2009	2008
Net cash provided by operating activities	$4,379,945	$3,342,240
Net cash used in investing activities	2,856,123	1,185,493
Net increase in cash and cash equivalents	1,523,822	2,156,742
Effect of exchange rate changes on cash	(23,957)	(190,688)
Cash and cash equivalents at beginning of period	1,614,260	5,769,344

	Three Months Ended September 30
	2009	2008
Cash and cash equivalents at end of period	$3,114,125	$7,735,398

Operating Activities

Net cash provided by operating activities was approximately $4.4 million for the three months ended September 30, 2009, as compared to $3.3 million for the three months ended September 30, 2008.  This increase is mainly due to the fact that we collected more accounts receivable during the three months ended September 30, 2009 as compared with the same period in 2008.

Investing Activities

Net cash used in investing activities was approximately $2.9 million for the three months ended September 30, 2009 as compared to approximately $1.2 million for the three months ended September 30, 2008.  This increase is mainly due to the following:  (a) We issued a new note to our related party Henan Hairun Trade Co., Ltd. in the principal amount of approximately $1.5 million; and (b) we settled a payable of approximately $1.3 million with our contractors during the three months ended September 30, 2009, as compared to approximately $0.2 million for the three months ended September 30, 2008, partially offset by a decrease in capital expenditures of approximately $0.8 million during the period ended September 30, 2009.

Working Capital

Our working capital decreased by approximately $102.5 million from approximately $120.5 million as of June 30, 2009 to approximately $18.0 million as of September 30, 2009.  This was primarily due to a decrease in notes receivable from a related party, an advance to a related party and other current assets of approximately $72.2 million, $32.7 million and $0.3 million, respectively, and an increase in deferred taxes liabilities of approximately $0.7 million, partially offset by an increase in cash and cash equivalents and accounts receivable of approximately $1.5 million and $0.2 million, respectively, and a decrease in other payables and accrued liabilities and payables to contractors of approximately $0.2 million and $1.3 million, respectively.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately nil ($0) and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.  We have no current plans to construct or invest in any new toll road companies at this time.

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

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing receipt of the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of September 30, 2009 or June 30, 2008.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 27, 2009, the Company executed a non-binding letter of intent pursuant to which the Company shall purchase at least 51% of Tai Ao Expressway Co. Ltd., a company related to the Company through a common shareholder.   The consideration for such purchase will be settled first with a credit to Xinyang, and then the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, Tai Ao would become a subsidiary of the Company and as a result, the note issued and the advance made by the Company to Tai Ao would be eliminated in the consolidated financial statements of the Company. This transaction is expected to be accounted for as an acquisition of a company under common control.

ITEM 6. EXHIBITS

(a)           Exhibits

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

Date: November 13, 2009	By:	/s/ Li Xipeng
Name:Li Xipeng
Chief Executive Officer, Principal Executive
Officer and Chairman of the Board

Date: November 13, 2009	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Chief Financial Officer, Principal Financial and
Accounting Officer and Director