Form 10-Q
period 2009-12-31
China Infrastructure Investment CORP
filed 2010-02-12
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 10, 2010, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	June 30, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,159,304	$1,614,260
Restricted cash	-	3,550,761
Notes receivable, net	107,511	104,676
Accounts receivable	516,957	1,089,546
Other receivables	143,210	148,934
Notes receivable from related parties	76,565,838	151,332,301
Advance to a related party	-	32,680,154
Other current assets	85,327	940,712
Total current assets	78,578,147	191,461,344

Notes receivable from a related party	76,963,068	-
Advance to a related party	32,716,481	-
Toll road infrastructures, net	434,275,724	437,178,980
Plant and equipment, net	15,447,347	15,662,302
Land use rights, net	46,318,137	47,264,452
Long-term investment	1,579,594	1,577,840
Deferred taxes	3,990,151	4,725,650
Total long-term assets	611,290,502	506,409,224

TOTAL ASSETS	$689,868,649	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	June 30, 2009
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$1,814,528	$2,191,314
Short-term bank loans	7,312,935	7,304,815
Current portion of long-term bank loans	30,240,449	27,767,064
Notes payable	438,776	3,521,542
Payable to contractors	20,828,652	22,090,622
Deferred taxes	8,441,335	7,852,128
Deferred revenue, current	82,047	78,803
Amount due to related party	731,294	-
Other current liabilities	163,327	163,130
Total current liabilities	70,053,343	70,969,418

LONG-TERM LIABILITIES
Long-term bank loans	428,385,889	440,585,554
Deferred revenue, long-term	6,466,829	6,502,203
Total long-term liabilities	434,852,718	447,087,757

TOTAL LIABILITIES	504,906,061	518,057,175

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	80,000	80,000
Additional paid-in capital	141,394,003	141,152,164
Accumulated other comprehensive income	27,717,001	27,516,099
Retained earnings, (restricted portion was $43,234 at December 31, 2009 and June 30, 2009)	15,771,584	11,065,130
Total Shareholders’ Equity	184,962,588	179,813,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$689,868,649	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

REVENUES	$11,606,494	$12,101,788	$25,185,736	$27,502,808

OPERATING COSTS	1,309,615	2,466,673	2,087,778	3,671,134

DEPRECIATION AND AMORTIZATION	2,101,442	1,792,717	4,489,220	3,892,036

GROSS PROFIT	8,195,437	7,842,398	18,608,738	19,939,638

General and administrative expenses	1,111,695	1,501,042	2,480,214	2,842,944

INCOME FROM OPERATIONS	7,083,742	6,341,356	16,128,524	17,096,694

OTHER INCOME (EXPENSES)

Interest expense	(7,075,935)	(8,918,410)	(14,542,137)	(18,181,363)

Interest income	2,143,809	2,768,605	4,269,607	5,538,004

Other income, net	216,917	185,226	499,891	440,838

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,368,533	376,777	6,355,884	4,894,173

INCOME TAX EXPENSE	(597,088)	(94,194)	(1,649,431)	(1,301,072)

NET INCOME	1,771,445	282,583	4,706,454	3,593,101

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	9,908	29,394	200,902	458,246

OTHER COMPREHENSIVE INCOME	9,908	29,394	200,902	458,246

COMPREHENSIVE INCOME	$1,781,353	$311,977	$4,907,356	$4,051,347

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.00	$0.06	$0.04

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,706,454	$3,593,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,800,637	4,189,806
Deferred taxes	1,324,706	1,054,598
Deferred revenue	(302,918)	(301,840)
Imputed interest	263,480	265,453
Interest income	(4,224,141)	(5,502,570)
Debt forgiveness by shareholder for expenses paid	241,839	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	572,589	1,434,967
Other receivables	5,724	275,787
Other current assets	855,385	520,797
Increase (Decrease) In:
Other payables and accrued liabilities	(376,786)	(2,692,452)
Other current liabilities	197	(166,510)
Net cash provided by operating activities	7,867,166	2,671,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	-	(848,587)
Purchases of plant and equipment	(181,136)	(311,068)
(Decrease) increase in payable to contractors	(1,261,970)	2,755,596
Decrease in notes receivable from related parties for interest	-	10,967,199
Decrease in notes receivable from related parties for principal	2,193,441	-
Increase in advance to a related party	-	(10,967,399)
Net cash provided by investing activities	750,335	1,595,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	-	17,913,556
Repayments of long-term bank loans	(10,244,832)	(25,691,501)
Proceeds from notes payable	438,688	-
Repayments of notes payable	(3,524,750)	-
Proceeds from a related party	731,294	-
Restricted cash	3,550,761	-
Net cash used in financing activities	(9,048,839)	(7,777,945)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(431,338)	(3,511,067)
Effect of exchange rate changes on cash	(23,618)	(65,748)
Cash and cash equivalents at beginning of period	1,614,260	5,769,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,159,304	$2,192,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,246,180	$17,913,556

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the six months ended December 31, 2009 and 2008, $0 and $848,587 were transferred from construction in progress to toll road infrastructures, respectively.
See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)         Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC.

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. and Xinyang Expressway Co., Ltd. as of December 31, 2009 and June 30, 2009. Also see Note 4.

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

A significant estimate of the Company is the estimate of future total traffic volume. This estimate is used for the calculation of depreciation relating to the toll road. Also see Note 2(g).

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2009 are as follows:
		Fair Value Measurements at Reporting Date Using
	Carrying value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,159,304	1,159,304	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. The Company does not maintain any bank accounts in the United States of America.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (f)         Plant and Equipment

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

(g)         Toll Road Infrastructures

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

(h)         Construction in Progress

Construction in progress represents costs incurred in the construction of expressways and bridges. The costs include development expenditures and other direct costs, including interest cost on the related borrowed funds during the construction period attributable to the development of plant and equipment and toll road infrastructures. Construction in progress is transferred to the appropriate category of plant and equipment and toll road infrastructures when completed and ready for intended use. Depreciation commences when the assets are ready for their intended use.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)         Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the six months ended December 31, 2009 and 2008, since construction was completed.

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

(k)        Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10 (formerly SFAS No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the six months ended December 31, 2009 and 2008.

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

(m)         Rental Income

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)         Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $124,685 and $66,340 were charged to operations for the six months ended December 31, 2009 and 2008.

(o)         Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  Also see Note 13.

(p)         Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2009 and 2008.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (q)         Foreign Currency Translation

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

	December 31, 2009	June 30, 2009	December 31, 2008
Periods ended RMB: US$ exchange rate	6.8372	6.8448	-
Average RMB: US$ exchange rate for the three months ended	6.8360	-	6.8547
Average RMB: US$ exchange rate for the six months ended	6.8386	-	6.8630

 (r)         Comprehensive Income

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

 (s)         Recent Accounting Pronouncements

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)         Recent Accounting Pronouncements (continued)

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

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events.) ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of ASC 810-10.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

3.     NOTES RECEIVABLE

A) Current notes receivable from unrelated companies consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)

Notes receivable from unrelated companies	$887,512	$884,677
Less: Provision for doubtful accounts	780,001	780,001
	$107,511	$104,676

On June 20, 2007, the Company loaned to Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note. A full provision amounting to $780,001 was provided by the Company as of December 31, 2009.

On January 22, 2009, the Company loaned to Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum.

Interest income for the six months ended December 31, 2009 and 2008 was $2,718 and $27,665, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

4.      NOTES RECEIVABLE FROM RELATED PARTIES

	December 31, 2009 (Unaudited)	June 30, 2009

B) Current notes receivable from related parties:

Tai Ao Expressway Co., Ltd.
Principal	$-	$70,130,050
Interest receivable	-	4,664,700
	-	74,794,750

Xinyang Expressway Co., Ltd.
Principal	69,747,776	69,670,334
Interest receivable	6,726,915	4,650,237
	76,474,691	74,320,571

Henan Ruijia Industry Co., Ltd.
Principal	-	2,191,445
Interest receivable	68,278	25,535
	68,278	2,216,980

Henan Hairun Trade Co., Ltd.
Interest receivable	22,869	-

Total notes receivable from related parties	$76,565,838	$151,332,301

C) Long-term note receivable from a related party:

Tai Ao Expressway Co., Ltd.
Principal	$70,208,004	$-
Interest receivable	6,755,064	-
	76,963,068	-

	$153,528,906	$151,332,301

On June 26, 2008, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company plans to settle this amount by acquiring Tai Ao.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

4.      NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,462,501 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $4,221,423 and $5,474,905 for the six months ended December 31, 2009 and 2008, respectively.

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

5.     ADVANCE TO A RELATED PARTY

	December 31, 2009	June 30, 2009

Tai Ao Expressway Co., Ltd.	$32,716,481	$32,680,154

The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

The balances of $32,716,481 and $32,680,154 at December 31, 2009 and June 30, 2009, respectively, are unsecured, interest free and due on demand.

The advance to Tai Ao is classified as a non-current asset because the Company plans to settle this amount by acquiring Tai Ao. Also see Note 4.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

6.      TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	December 31, 2009 (Unaudited)	June 30, 2009

At cost:	$457,019,334	$456,511,890

Less: Accumulated depreciation	22,743,610	19,332,910
Toll road infrastructures, net	$434,275,724	$437,178,980

Depreciation expense for the six months ended December 31, 2009 and 2008 was $3,388,530 and $2,795,850, respectively. Also see Notes 2(d) and 2(g).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 11.

7.     PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2009 (Unaudited)	June 30, 2009

At cost:
Toll station and ancillary facilities	$10,513,155	$10,422,227
Communication and monitoring equipment	5,799,018	5,757,340
Motor vehicles	1,496,483	1,466,485
Machinery	298,017	297,686
Office equipment	611,216	572,395
	18,717,889	18,516,133
Less: Accumulated depreciation
Toll station and ancillary facilities	1,306,808	1,136,852
Communication and monitoring equipment	669,391	575,571
Motor vehicles	895,336	804,005
Machinery	128,566	110,376
Office equipment	270,441	227,027
	3,270,542	2,853,831

Plant and equipment, net	$15,447,347	$15,662,302

Depreciation expense for the six months ended December 31, 2009 and 2008 was $413,454 and $398,857, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

8.     LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2009 (Unaudited)	June 30, 2009

Cost	$53,777,721	$53,718,010
Less: Accumulated amortization	7,459,584	6,453,558
Land use rights, net	$46,318,137	$47,264,452

Amortization expense for the six months ended December 31, 2009 and 2008 was $998,653 and $995,099, respectively.

Amortization expense for the next five years and thereafter is as follows:

December 31, 2010	$1,997,706
December 31, 2011	1,997,706
December 31, 2012	1,997,706
December 31, 2013	1,997,706
December 31, 2014	1,997,706
Thereafter	36,329,607
Total	$46,318,137

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

9.     LONG-TERM INVESTMENT

	December 31, 2009 (Unaudited)		June 30, 2009
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.39%	$1,579,594	2.39%	$1,577,840

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of September 30, 2009 and June 30, 2009, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the six months ended December 31, 2009 and 2008.

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

10.   SHORT-TERM BANK LOAN

Short-term bank loan consist of the following:

	December 31, 2009	June 30, 2009
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$7,312,935	$7,304,815

Interest expense for this loan for the six months ended December 31, 2009 and 2008 was $194,120 and $0, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

11.   LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	December 31, 2009 (Unaudited)	June 30, 2009

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$90,680,395	$93,501,636

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,251,741	29,219,261

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,251,741	29,219,261

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 21, 2020, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	163,183,759	170,316,152

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,258,702	146,096,308
Total long-term bank loans	458,626,338	468,352,618
Less: current portion	30,240,449	27,767,064

Long-term portion	$428,385,889	$440,585,554

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

11.   LONG-TERM BANK LOANS (CONTINUED)

For the six months ended December 31, 2009 and 2008, interest expense was $14,081,178 and $17,913,556, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. The Company did not provide any guarantees to the third parties as of December 31, 2009 and June 30, 2009.  The repayment schedule for the long-term bank loans is as follows:

December 31, 2010	$30,240,449
December 31, 2011	40,004,680
December 31, 2012	54,630,551
December 31, 2013	27,315,275
December 31, 2014	27,315,275
Thereafter	279,120,108
Total	$458,626,338

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

12.   DEFERRED REVENUE

	December 31, 2009 (Unaudited)	June 30, 2009

Deferred revenue	$15,754,876	$16,040,024
Imputed interest discount	(9,206,000)	(9,459,018)
Total	6,548,876	6,581,006
Less: current portion	82,047	78,803

Long-term portion	$6,466,829	$6,502,203

The Company rents four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the six months ended December 31, 2009 and 2008 was $302,918 and $301,840 respectively. The imputed interest for the six months ended December 31, 2009 and 2008 was $263,480 and $265,453, respectively.

13.   INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on their best estimates and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

The Company uses ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2009, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

13.   INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$741,972	$254,229
Deferred	907,459	1,046,843
Income tax expense	$1,649,431	$1,301,072

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six Months Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Computed “expected” expense	$1,588,971	$1,223,543
Valuation allowance	60,460	77,529
Income tax expense	$1,649,431	$1,301,072

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

13.   INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2009 (Unaudited)	June 30, 2009

Current portion:
G&A expenses	$352,300	$349,858
Road maintenance costs	175,884	438,142
Other expenses	125,882	125,742
Tax loss carry forward	60,460	-
Valuation allowance	(60,460)	-
Net operating loss	-	413,130
Total deferred tax assets	654,066	1,326,872

Sales cut-off	(1,186,639)	(999,885)
Interest income	(7,890,422)	(7,478,740)
Interest expense	1,917	(533,679)
Consulting fees	(3,225)	(124,968)
Other expenses	(17,032)	(41,728)
Total deferred tax liabilities	(9,095,401)	(9,179,000)

Net deferred tax liabilities	$(8,441,335)	$(7,852,128)

Non-current portion:
Rental income	$159,175	$112,064
Capitalized interest	2,236,590	2,234,106
Amortization	1,864,896	1,613,390
Bad debts	2,694,817	2,691,824
Total deferred tax assets	6,955,478	6,651,384

Depreciation	(2,965,327)	(1,925,734)
Total deferred tax liabilities	(2,965,327)	(1,925,734)

Net deferred tax assets	$3,990,151	$4,725,650

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

14.   CONTINGENCIES

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing receipt of the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of December 31, 2009 or June 30, 2009.

15.   CONTRIBUTED CAPITAL

Contributed capital, included in additional paid-in capital, represents the debt forgiveness from a shareholder of the Company. One of the Company’s shareholders, Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company. The debt associated with such expenses were forgiven by LTII for the six months ended December 31, 2009.

16.   SUBSEQUENT EVENTS

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through February 12, 2010, the date the unaudited condensed consolidated financial statements were issued.

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

Business Overview

The Company is engaged in the investment, construction, operation and management of the Pinglin Expressway toll road in the Province of Henan, China and the rental of petrol stations and service districts along the toll roads.

With the approval from Henan Communications Bureau and the State Development and Reform Committee of China [NO. 2003-1784], the Company is permitted to construct and operate the Pinglin Expressway in Henan, China for thirty (30) years from 2003. Pursuant to the permission from Henan Communications Bureau and Henan Development and Reform Committee [NO. 2005-1885], the Company is entitled to operate six toll gates. All the rates applicable to the automobiles are defined by the Henan Communications Bureau and Henan Development and Reform Committee.

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

The Pinglin Expressway is a dual carriageway four lane expressway, the toll section of which is 106 km in length. Toll revenue from vehicles passing through the Expressway’s six toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s revenue.  The Expressway is also located between two key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingshan expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is linked with the Lianhuo (Lianyungang-Huoerguosi) national highway in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from the Lianhuo highway to Zhengzhou and then to the Beijing-Zhuhai national highway to alter the route of the Pinglin Expressway.  Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links seaports, including Shanghai.

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

The Company began generating operating revenue in January 2006.  The Expressway was not fully operational until June 2006, therefore our operating income was low and growth was moderate. After several years of operations, awareness of the Expressway and passenger and commercial vehicle traffic has gradually increased. We believe that along with income growth in the future, the profit earning capacity of the Company will improve steadily.

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

The Company plans to invest in the construction and purchase of additional expressways, thermoelectricity, water supply, sewage treatment facilities and other infrastructure assets with good profit prospects in the next few years. In doing so, it intends to seize the current historic opportunity of rapid development of infrastructure in China and Henan.  We believe that this will rapidly strengthen and expand the Company’s place in infrastructure industries.  This should also create advantages of scale thereby further reducing costs of operation.  The amount of investment in infrastructure is often relatively large, and investment funds need to be in position within two or three years in advance, therefore the amount of capital from the Company’s operations alone cannot meet the demand for investment in the future. The Company desires to actively participate in the capital markets and to use various channels of financing to enhance its ability to raise funds, thereby promoting and achieving its long-term development strategies.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at December 31, 2009 and 2008.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended December 31, 2009 and 2008 or for the six months ended December 31, 2009 and 2008.

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended December 31, 2009 and 2008 or for the six months ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) approved ASC 715-20 (formerly FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is June 30, 2009. The adoption of ASC 715-20 did not have an impact on the Company’s financial statements.

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

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. It’s not expected that this adoption will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of ASC 810-10.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended December 31 (Unaudited)		Three Months Ended December 31 (Unaudited)
	2009	2008	2009	2008

Revenues	$11,606,494	$12,101,788	100%	100%
Operating costs	1,309,615	2,466,673	11.3%	20.4%
Depreciation and amortization	2,101,442	1,792,717	18.1%	14.8%
Gross profit	8,195,437	7,842,398	70.6%	64.8%
General and administrative expenses	1,111,695	1,501,042	9.6%	12.4%
Income from operations	7,083,742	6,341,356	61.0%	52.4%
Interest expense, net	4,932,126	6,149,805	42.5%	50.8%
Other income, net	216,917	185,226	1.9%	1.5%
Income from operations before income taxes	2,368,533	376,777	20.4%	3.1%
Income tax expense	597,088	94,194	5.1%	0.8%
Net income	1,771,445	282,583	15.3%	2.3%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $0.5 million, or 4.1%, from approximately $12.1 million for the three months ended December 31, 2008 to approximately $11.6 million for the three months ended December 31, 2009. The decrease was mainly due to an unprecedented heavy snow storm in November 2009. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which caused the Pinglin Expressway to close for a long time. As a result, the converted average daily traffic volume decreased 1,089 units, or 8.2%, from 13,349 units for the three months ended December 31, 2008 to 12,260 units for the three months ended December 31, 2009.

Operating Costs

Our operating costs mainly represent road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the three months ended December 31, 2009, our operating costs sharply decreased by approximately $1.2 million, or 46.9%, to approximately $1.3 million, compared to approximately $2.5 million for the three months ended December 31, 2008. The decrease is mainly due to the decrease in our road maintenance costs. Due to the decline in our revenues during the three months ended December 31, 2009, costs related only to routine maintenance and improvement of traffic signs and road surfaces were incurred.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.3 million, or 17.2%, from approximately $1.8 million for the three months ended December 31, 2008 to approximately $2.1 million for the three months ended December 31, 2009.

Depreciation of toll road infrastructures is calculated to write-off such cost on a units-of-usage basis.  The Company recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assessed the future total expected traffic volume at each period end. Considering the current economic environment and the actual traffic volume evolvement during the year ended June 30, 2009, compared to prior years’ estimate, management believed there was significant decline in future total anticipated volume. Based on such estimation, the depreciation for the three months ended December 31, 2009 increased 17.2% compared to the three months ended December 31, 2008, by the calculation according to the aforementioned units-of-usage basis.

Gross Profit

Our gross profit increased by approximately $0.4 million, or 4.5%, from approximately $7.8 million for the three months ended December 31, 2008 to approximately $8.2 million for the three months ended December 31, 2009.  Such gross profit increase is primarily due to the decrease in our operating costs, partially offset by the decrease in our revenues.

Gross profit as a percentage of revenues increased from 64.8% for the three months ended December 31, 2008 to 70.6% for the three months ended December 31, 2009.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.4 million, or 25.9%, from approximately $1.5 million for the three months ended December 31, 2008 to approximately $1.1 million for the three months ended December 31, 2009. Such decrease is primarily due to the decrease in our consulting fees, amounting to approximately $0.3 million.

Interest Expense, Net

Net interest expense decreased by approximately $1.2 million, or 19.8%, from approximately $6.1 million for the three months ended December 31, 2008 to approximately $4.9 million for the three months ended December 31, 2009. This decrease is primarily due to the decreased interest rate of our loans and the decrease in our loan principal.  The People’s Bank of China decreased the benchmark of the interest rate for long term loans over five years from 7.83% for the three months ended December 31, 2008 to 5.94% for the three months ended December 31, 2009. Accordingly, our lenders decreased their interest rates to some degree. In addition, our loan principal decreased approximately $4.7 million from December 31, 2008 to December 31, 2009, which also decreased our interest expense.

Income Tax Expense

Income tax expense increased by approximately $0.5 million, or 533.9%, from approximately $0.1 million for the three months ended December 31, 2008 to approximately $0.6 million for the three months ended December 31, 2009, as a result of the increase in our income from operations. Our effective tax rate was 25% for both the three months ended December 31, 2009 and 2008.

Net Income

Our net income increased by approximately $1.5 million, or 526.9%, from approximately $0.3 million for the three months ended December 31, 2008 to approximately $1.8 million for the three months ended December 31, 2009. This increase is primarily due to the decrease in our costs and expenses, partially offset by the decrease in our revenues.

Results of Operations for the Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Six Months Ended December 31 (Unaudited)		Six Months Ended December 31 (Unaudited)
	2009	2008	2009	2008

Revenues	$25,185,736	$27,502,808	100%	100%
Operating costs	2,087,778	3,671,134	8.3%	13.3%
Depreciation and amortization	4,489,220	3,892,036	17.8%	14.2%
Gross profit	18,608,738	19,939,638	73.9%	72.5%
General and administrative expenses	2,480,214	2,842,944	9.8%	10.3%
Income from operations	16,128,524	17,096,694	64.1%	62.2%
Interest expense, net	10,272,530	12,643,359	40.9%	46.0%
Other income, net	499,891	440,838	2.0%	1.6%
Income from operations before income taxes	6,355,884	4,894,173	25.2%	17.8%
Income tax expense	1,649,431	1,301,072	6.5%	4.7%
Net income	4,706,454	3,593,101	18.7%	13.1%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $2.3 million, or 8.4%, from approximately $27.5 million for the six months ended December 31, 2008 to approximately $25.2 million for the six months ended December 31, 2009. The decrease was mainly due to an unprecedented heavy snow storm in November 2009. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which caused the Pinglin Expressway to close for a long time. As a result, the converted average daily traffic volume decreased 1,632 units, or 10.8% from 15,087 units for the six months ended December 31, 2008 to 13,455 units for the six months ended December 31, 2009.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the six months ended December 31, 2009, our operating costs sharply decreased by approximately $1.6 million, or 43.1%, to approximately $2.1 million, compared to approximately $3.7 million for the six months ended December 31, 2008. The decrease is mainly due to the decrease in our road maintenance costs. Due to the decline in our revenues during the six months ended December 31, 2009, costs related only to routine maintenance and improvement of traffic signs and road surfaces were incurred.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.6 million, or 15.3%, from approximately $3.9 million for the six months ended December 31, 2008 to approximately $4.5 million for the six months ended December 31, 2009.

Depreciation of toll road infrastructures is calculated to write-off such cost on a units-of-usage basis.  The Company recorded the depreciation based on the ratio of actual traffic volume incurred during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assessed the future total expected traffic volume at each period end. Considering the current economy environment and the actual traffic volume evolvement during the year ended June 30, 2009, compared to prior years’ estimate, management believed that there was significant decline in future total anticipated volume. Based on such estimation, the depreciation for the six months ended December 31, 2009 increased 15.3% compared to the six months ended December 31, 2008, by the calculation according to the aforementioned units-of-usage basis.

Gross Profit

Our gross profit decreased by approximately $1.3 million, or 6.7%, from approximately $19.9 million for the six months ended December 31, 2008 to approximately $18.6 million for the six months ended December 31, 2009.  Such gross profit decrease is primarily due to the decrease in our revenues and the increase in our depreciation and amortization, partially offset by the decrease in our operating costs.

Gross profit as a percentage of revenues increased from 72.5% for the six months ended December 31, 2008 to 73.9% for the six months ended December 31, 2009.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.3 million, or 12.8%, from approximately $2.8 million for the six months ended December 31, 2008 to approximately $2.5 million for the six months ended December 31, 2009. Such decrease is primarily due to the decrease in our consulting fees, amounting to approximately $0.2 million.

Interest Expense, Net

Net interest expense decreased by approximately $2.4 million, or 18.8%, from approximately $12.6 million for the six months ended December 31, 2008 to approximately $10.3 million for the six months ended December 31, 2009. This decrease is primarily due to the decreased interest rate of our loans and the decrease in our loan principal.  The People’s Bank of China decreased the benchmark of the interest rate for long term loans over five years from 7.83% for the six months ended December 31, 2008 to 5.94% for the six months ended December 31, 2009. Accordingly, our lenders decreased their interest rates to some degree. In other hand, our loan principal decreased approximately $4.7 million from December 31, 2008 to December 31, 2009, which also decreased our interest expense.

Income Tax Expense

Income tax expense increased by approximately $0.3 million, or 26.8%, from approximately $1.3 million for the six months ended December 31, 2008 to approximately $1.6 million for the six months ended December 31, 2009, as a result of the increase in our income from operations. Our effective tax rate was 26% and 27% for the six months ended December 31, 2009 and 2008, respectively.

Net Income

Our net income increased by approximately $1.1 million, or 31.0%, from approximately $3.6 million for the six months ended December 31, 2008 to approximately $4.7 million for the six months ended December 31, 2009. This increase is primarily due to the decrease in our costs and expenses, partially offset by the decrease in our revenues.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Six Months Ended December 31
	2009	2008
Net cash provided by operating activities	$7,867,166	$2,671,137
Net cash provided by investing activities	750,335	1,595,741
Net cash used in financing activities	(9,048,839)	(7,777,945)
Net decrease in cash and cash equivalents	(431,338)	(3,511,067)
Effect of exchange rate changes on cash	(23,618)	(65,748)
Cash and cash equivalents at beginning of period	1,614,260	5,769,344
Cash and cash equivalents at end of period	$1,159,304	$2,192,529

Operating Activities

Net cash provided by operating activities was approximately $7.9 million for the six months ended December 31, 2009, as compared to $2.7 million for the six months ended December 31, 2008.  This increase is primarily due to the increase in our net income and to a lesser extent, the delay of payment of relevant expenditures.

Investing Activities

Net cash provided by investing activities was approximately $0.8 million for the six months ended December 31, 2009 as compared to approximately $1.6 million for the six months ended December 31, 2008.  This decrease is primarily due to the fact that we settled more payables with our contractors during the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, which resulted in a net cash outflow of approximately $4.0 million during the periods, partially offset by a decrease in capital expenditures of approximately $1.0 million and a repayment from a related party of approximately $2.2 million during the period ended December 31, 2009.

Financing Activities

Net cash used in financing activities was $9.0 million for the six months ended December 31, 2009, as compared to approximately $7.8 million for the six months ended December 31, 2008. Such change is primarily due to the fact that we repaid more long-term bank loans during the six months ended December 31, 2009, as compared to the six months ended December 31, 2008.

Working Capital

Our working capital decreased by approximately $112.0 million from approximately $120.5 million as of June 30, 2009 to approximately $8.5 million as of December 31, 2009.  This was primarily due to a decrease in current notes receivable from a related party, an advance to a related party, accounts receivable, restricted cash, cash and cash equivalents and other current assets of approximately $74.8 million, $32.7 million, $0.6 million, $3.6 million, $0.5 million and $0.9 million, respectively, and an increase in current portion of long-term bank loans and amount due to related party of approximately $2.5 million and $0.7 million, respectively, partially offset by an decrease in notes payable, payable to contractors and other payables and accrued liabilities of approximately $3.1 million, $1.3 million and $0.4 million, respectively.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0.2 million and $1.2 million for the six months ended December 31, 2009 and 2008, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.  We have no current plans to construct or invest in any new toll road companies at this time.

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

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, the Company had no unregistered sales of equity securities.

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

Date: February 12, 2010	By:	/s/ Li Xipeng
Name:Li Xipeng
Chief Executive Officer, Principal Executive
Officer and Chairman of the Board

Date: February 12, 2010	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Chief Financial Officer, Principal Financial and
Accounting Officer and Director