Form 10-Q
period 2010-03-31
China Infrastructure Investment CORP
filed 2010-05-17
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 13, 2010, the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2010	June 30, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,459,506	$1,614,260
Restricted cash	3,506,445	3,550,761
Notes receivable, net	-	104,676
Accounts receivable	771,312	1,089,546
Other receivables	157,649	148,934
Notes receivable from related parties	77,602,569	151,332,301
Advance to a related party	-	32,680,154
Other current assets	198,822	940,712
Total current assets	83,696,303	191,461,344

Notes receivable from a related party	78,006,622	-
Advance to a related party	32,721,745	-
Toll road infrastructures, net	432,882,332	437,178,980
Plant and equipment, net	15,270,628	15,662,302
Land use rights, net	45,826,083	47,264,452
Long-term investment	1,579,848	1,577,840
Deferred taxes	3,533,686	4,725,650
Total long-term assets	609,820,944	506,409,224

TOTAL ASSETS	$693,517,247	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2010	June 30, 2009
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$2,219,722	$2,191,314
Short-term bank loans	14,628,224	7,304,815
Current portion of long-term bank loans	17,079,914	27,767,064
Notes payable	3,506,445	3,521,542
Payable to contractors	15,874,834	22,090,622
Deferred taxes	8,429,667	7,852,128
Deferred revenue, current	83,638	78,803
Other current liabilities	273,860	163,130
Total current liabilities	62,096,304	70,969,418

LONG-TERM LIABILITIES
Long-term bank loans	438,694,577	440,585,554
Deferred revenue, long-term	6,446,566	6,502,203
Total long-term liabilities	445,141,143	447,087,757

TOTAL LIABILITIES	507,237,447	518,057,175

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	80,000	80,000
Additional paid-in capital	141,394,003	141,152,164
Accumulated other comprehensive income	27,746,478	27,516,099
Retained earnings, (restricted portion was $43,234 at March 31, 2010 and June 30, 2009)	17,059,319	11,065,130
Total Shareholders’ Equity	186,279,800	179,813,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$693,517,247	$697,870,568

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

REVENUES	$10,659,674	$10,234,820	$35,845,854	$37,779,524

OPERATING COSTS	1,074,027	584,314	3,161,795	4,259,217

DEPRECIATION AND AMORTIZATION	2,013,835	1,588,909	6,503,106	5,489,104

GROSS PROFIT	7,571,812	8,061,597	26,180,953	28,031,203

General and administrative expenses	1,293,996	1,442,137	3,774,174	4,288,648

INCOME FROM OPERATIONS	6,277,816	6,619,460	22,406,779	23,742,555

OTHER INCOME (EXPENSES)

Interest expense	(6,867,988)	(7,933,520)	(21,410,205)	(26,141,851)

Interest income	2,068,828	2,766,151	6,338,445	8,312,156

Other income, net	252,896	225,553	752,786	667,024

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,731,552	1,677,644	8,087,805	6,579,884

INCOME TAX EXPENSE	(444,093)	(429,409)	(2,093,616)	(1,732,497)

NET INCOME	1,287,459	1,248,235	5,994,189	4,847,387

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	29,477	221,361	230,379	679,607

OTHER COMPREHENSIVE INCOME	29,477	221,361	230,379	679,607

COMPREHENSIVE INCOME	$1,316,936	$1,469,596	$6,224,568	$5,526,994

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.02	$0.07	$0.06

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,994,189	$4,847,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	107,714	776,936
Depreciation and amortization	6,973,463	5,942,194
Deferred taxes	1,769,503	1,743,406
Deferred revenue	(454,432)	(453,556)
Imputed interest	395,269	398,881
Interest income	(6,280,071)	(8,218,679)
Expenses paid by shareholder	241,839	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	318,234	(61,333)
Other receivables	(8,715)	153,394
Other current assets	741,890	(246,106)
Increase (Decrease) In:
Other payables and accrued liabilities	28,408	(3,107,794)
Other current liabilities	110,730	696,791
Net cash provided by operating activities	9,938,021	2,471,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	-	(1,693,181)
Purchases of plant and equipment	(211,923)	(311,615)
(Decrease) increase in payable to contractors	(6,215,788)	1,541,663
Decrease in notes receivable from related parties for interest	-	11,570,359
Decrease in notes receivable from related parties for principal	2,193,710	-
Increase in advance to a related party	-	(10,986,697)
Net cash (used in) provided by investing activities	(4,234,001)	120,529

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term bank loans	(13,171,038)	(7,791,632)
Proceeds from short- term bank loans	14,624,737	7,298,269
Repayments of short-term bank loans	(7,312,368)	-
Proceeds from notes payable	3,944,352	-
Repayments of notes payable	(3,963,925)	-
Proceeds from a related party note	731,294	-
Repayments of note to a related party	(731,294)	-
Restricted cash	44,316	29,104
Net cash used in financing activities	(5,833,926)	(464,259)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(129,906)	2,127,791
Effect of exchange rate changes on cash	(24,848)	(81,970)
Cash and cash equivalents at beginning of period	1,614,260	5,769,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,459,506	$7,815,165

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$20,972,149	$25,730,560
Income taxes paid	-	43,665

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended March 31, 2010 and 2009, $0 and $1,694,502 were transferred from construction in progress to toll road infrastructures, respectively.

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

The accompanying condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010, and the statements of its operations for the three months and nine months periods ended March 31, 2010 and 2009 and statements of cash flows for the nine months periods ended March 31, 2010 and 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation

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

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. and Xinyang Expressway Co., Ltd. as of March 31, 2010 and June 30, 2009. Also see Note 4.

(d)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Use of Estimates

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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at March 31, 2010 and  June 30, 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Toll road infrastructures are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of the toll road infrastructures are calculated to write off their cost, commencing from the date of commencement of commercial operation of the toll roads, based on the ratio of actual traffic volume compared to the total expected traffic volume of the toll roads as assessed by management each year. The total expected traffic volume is derived from a traffic projection report prepared by an independent PRC organization. Also see Note 2(e).

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll toad construction costs. No interest expense was capitalized by the Company for the nine months ended March 31, 2010 and 2009, since construction was completed.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10 (formerly SFAS No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the nine months ended March 31, 2010 and 2009.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $210,490 and $92,422 were charged to operations for the nine months ended March 31, 2010 and 2009.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2010 and 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

	March 31, 2010	June 30, 2009	March 31, 2009
Periods ended RMB: US$ exchange rate	6.8361	6.8448	-
Average RMB: US$ exchange rate for the three months ended	6.8360	-	6.8466
Average RMB: US$ exchange rate for the nine months ended	6.8377	-	6.8509

(s)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only component of comprehensive income is the foreign currency translation adjustment.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The Company believes the adoption of ASC 810-10 has no effect on the Company.

3.	NOTES RECEIVABLE

A) Current notes receivable from unrelated companies consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)

Notes receivable from unrelated companies	$888,842	$884,677
Less: Provision for doubtful accounts	888,842	780,001
	$-	$104,676

On June 20, 2007, the Company loaned to Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from April 1, 2009. A full provision amounting to $780,001 was provided by the Company as of March 31, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

3.	NOTES RECEIVABLE (CONTINUED)

On January 22, 2009, the Company loaned to Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from the due date. A full provision amounting to $108,841 was provided by the Company as of March 31, 2010.

Interest income for the nine months ended March 31, 2010 and 2009 was $3,038 and $37,661, respectively.

4.	NOTES RECEIVABLE FROM RELATED PARTIES

	March 31, 2010 (Unaudited)	June 30, 2009

B) Current notes receivable from related parties:

Tai Ao Expressway Co., Ltd.
Principal	$-	$70,130,050
Interest receivable	-	4,664,700
	-	74,794,750

Xinyang Expressway Co., Ltd.
Principal	69,759,000	69,670,334
Interest receivable	7,752,408	4,650,237
	77,511,408	74,320,571

Henan Ruijia Industry Co., Ltd.
Principal	-	2,191,445
Interest receivable	68,290	25,535
	68,290	2,216,980

Henan Hairun Trade Co., Ltd.
Interest receivable	22,871	-

Total notes receivable from related parties	$77,602,569	$151,332,301

C) Long-term note receivable from a related party:

Tai Ao Expressway Co., Ltd.
Principal	$70,219,302	$-
Interest receivable	7,787,320	-
	78,006,622	-

	$155,609,191	$151,332,301

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

4.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 26, 2008, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below.

On June 26, 2008, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2010 with a 7.83% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below.

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

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $6,277,033 and $8,218,679 for the nine months ended March 31, 2010 and 2009, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $77,511,408, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control. Also see Note 5.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

5.	ADVANCE TO A RELATED PARTY

	March 31, 2010 (Unaudited)	June 30, 2009

Tai Ao Expressway Co., Ltd.	$32,721,745	$32,680,154

The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

The balances of $32,721,745 and $32,680,154 at March 31, 2010 and June 30, 2009, respectively, are unsecured, interest free and due on demand.

The advance to Tai Ao is classified as a non-current asset because the Company plans to acquire a controlling interest in Tai Ao. Also see Note 4.

6.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009

At cost:	$457,092,873	$456,511,890

Less: Accumulated depreciation	24,210,541	19,332,910
Toll road infrastructures, net	$432,882,332	$437,178,980

Depreciation expense for the nine months ended March 31, 2010 and 2009 was $4,851,869 and $3,841,639, respectively. Also see Notes 2(e) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 11.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009

At cost:
Toll station and ancillary facilities	$10,514,846	$10,422,227
Communication and monitoring equipment	5,799,951	5,757,340
Motor vehicles	1,527,497	1,466,485
Machinery	298,065	297,686
Office equipment	611,313	572,395
	18,751,672	18,516,133
Less: Accumulated depreciation
Toll station and ancillary facilities	1,392,013	1,136,852
Communication and monitoring equipment	716,382	575,571
Motor vehicles	943,199	804,005
Machinery	137,621	110,376
Office equipment	291,829	227,027
	3,481,044	2,853,831

Plant and equipment, net	$15,270,628	$15,662,302

Depreciation expense for the nine months ended March 31, 2010 and 2009 was $623,432 and $605,281, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009

Cost	$53,786,375	$53,718,010
Less: Accumulated amortization	7,960,292	6,453,558
Land use rights, net	$45,826,083	$47,264,452

Amortization expense for the nine months ended March 31, 2010 and 2009 was $1,498,162 and $1,495,274, respectively.

Amortization expense for the next five years and thereafter is as follows:

March 31, 2011	$1,998,027
March 31, 2012	1,998,027
March 31, 2013	1,998,027
March 31, 2014	1,998,027
March 31, 2015	1,998,027
Thereafter	35,835,948
Total	$45,826,083

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

9.	LONG-TERM INVESTMENT

	March 31, 2010 (Unaudited)		June 30, 2009
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:

Pingdingshan City Credit Corporation	2.39%	$1,579,848	2.39%	$1,577,840

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of September 30, 2009 and June 30, 2009, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the nine months ended March 31, 2010 and 2009.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

10.	SHORT-TERM BANK LOAN

Short-term bank loan consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$-	$7,304,815

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the chief executive officer Mr. Li Xipeng, Henan Shengrun Venture Investment Management Co., Ltd. and accounts receivable owned by the Company.	7,314,112	-

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., and the chief executive officer Mr. Li Xipeng.	7,314,112	-
Total short-term bank loans	$14,628,224	$7,304,815

Interest expense for the nine months ended March 31, 2010 and 2009 was $374,245 and $9,305, respectively.

As of March 31, 2010, accounts receivable with a carrying amount of $771,312 were pledged as collateral for the bank loan from China Minsheng Banking Corp., Ltd.

On March 22, 2010, Henan Shengrun Venture Investment Management Co., Ltd., a company under common control of Li Xipeng, the chief executive officer of the Company, entered into an guarantee agreement with China Minsheng Banking Corp., Ltd.. Pursuant to the agreement, Henan Shengrun Venture Investment Management Co., Ltd. provided corporate guarantees for bank loan to the Company, with a debt ceiling of Rmb50 million (approximately $7,314,112). The guarantee period is from March 22, 2010 to March 22, 2011.

On January 12, 2010, Tai Ao Expressway Co., Ltd. entered into an guarantee agreement with China Citic Bank. Pursuant to the agreement, Tai Ao Expressway Co., Ltd. provided corporate guarantees for bank loan to the Company. The guarantee period is from January 11, 2011 to January 11, 2013.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

11.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$90,694,987	$93,501,636

Loan from Agricultural Bank of China, due July 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	27,793,625	29,219,261

Loan from Agricultural Bank of China, due February 20, 2019, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	27,793,625	29,219,261

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 21, 2020, bearing a 5.35% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	163,210,017	170,316,152

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,282,237	146,096,308
Total long-term bank loans	455,774,491	468,352,618
Less: current portion	17,079,914	27,767,064

Long-term portion	$438,694,577	$440,585,554

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

11.	LONG-TERM BANK LOANS (CONTINUED)

For the nine months ended March 31, 2010 and 2009, interest expense was $20,634,555 and $25,730,560, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. As of March 31, 2010, the Company provided a corporate guarantee for Tai Ao’s bank loan. The guarantee did not exceed 70% of the Company’s total assets. Also see Note 14.

The repayment schedule for the long-term bank loans is as follows:

March 31, 2011	$17,079,914
March 31, 2012	32,697,006
March 31, 2013	29,771,361
March 31, 2014	33,170,960
March 31, 2015	33,170,960
Thereafter	309,884,290
Total	$455,774,491

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

12.	DEFERRED REVENUE

	March 31, 2010 (Unaudited)	June 30, 2009

Deferred revenue	$15,605,898	$16,040,024
Imputed interest discount	(9,075,694)	(9,459,018)
Total	6,530,204	6,581,006
Less: current portion	83,638	78,803

Long-term portion	$6,446,566	$6,502,203

The Company rents four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the nine months ended March 31, 2010 and 2009 was $454,432 and $453,556 respectively. The imputed interest for the nine months ended March 31, 2010 and 2009 was $395,269 and $398,881, respectively.

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

The Company uses ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2010, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

13.	INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current	$(13,656)	$-
Deferred	2,107,272	1,732,497
Income tax expense	$2,093,616	$1,732,497

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Computed “expected” expense	$2,021,951	$1,644,971
Valuation allowance	71,665	87,526
Income tax expense	$2,093,616	$1,732,497

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

13.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	March 31, 2010 (Unaudited)	June 30, 2009

Current portion:
G&A expenses	$377,534	$349,858
Road maintenance costs	289,944	438,142
Other expenses	125,902	125,742
U.S. loss carry forward	71,665	-
Valuation allowance	(71,665)	-
PRC loss carry forward	755,907	413,130
Total deferred tax assets	1,549,287	1,326,872

Sales cut-off	(1,509,032)	(999,885)
Interest income	(8,405,667)	(7,478,740)
Interest expense	(23,916)	(533,679)
Consulting fees	(9,320)	(124,968)
Other expenses	(31,019)	(41,728)
Total deferred tax liabilities	(9,978,954)	(9,179,000)

Net deferred tax liabilities	$(8,429,667)	$(7,852,128)

Non-current portion:
Rental income	$154,269	$112,064
Capitalized interest	2,236,949	2,234,106
Amortization	1,990,073	1,613,390
Bad debts	2,695,250	2,691,824
Total deferred tax assets	7,076,541	6,651,384

Depreciation	(3,542,855)	(1,925,734)
Total deferred tax liabilities	(3,542,855)	(1,925,734)

Net deferred tax assets	$3,533,686	$4,725,650

As of March 31, 2010, the PRC loss carry forward of $755,907 represents the net operating loss of the Company’s subsidiary Ping. According to the new CIT Law of China, such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed five years. The net operating loss carry forward expires in year 2015.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

14.	CONTINGENCIES

Litigation

The Company entered into an agreement to purchase a land use right from Pingdingshan No. 3 Cement Factory for $1,843,646. However, the Company was not informed that such land use right was pledged by the cement factory as collateral for loans from Pingdingshan Suburb Huancheng Credit Corporation (“PSHCC”).  Pingdingshan No. 3 Cement Factory went bankrupt and PSHCC who loaned them money then sued the Company for the loss of the collateral. On July 13, 2006, judgment was made by the Henan Pingdingshan Intermediary Court in which the Company was required to pay PSHCC $485,851. The amount was paid in August 2006. The Company appealed the ruling to Henan Pingdingshan Intermediary Court again. Pursuant to the final judgment made on April 25, 2008, the compensating claim from PSHCC was rejected. Currently, the Company is in the progress of pursuing receipt of the amount paid. While during the pursuing progress, PSHCC appealed such final judgment to Henan Higher Court and is waiting for the judgment. No receivable for the contingency was recorded as of March 31, 2010 or June 30, 2009.

Guarantee

On September 18, 2009, the Company entered into an guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb65 million (approximately $9,508,345). The guarantee period is from September 18, 2009 to September 17, 2010.  Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for the bank loans of $7,314,112 the Company borrowed from the Bank. Also see Note 10.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor's obligation under the guarantee was recognized as of March 31, 2010. No fee was paid to Tai Ao for their guarantee.

15.	CONTRIBUTED CAPITAL

Included in additional paid-in capital is a contribution from a shareholder of the Company. Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company. The expenses of $241,839 were considered as a capital contribution by LTII for the nine months ended March 31, 2010.

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

Business Overview

The Company is engaged in the investment, construction, operation and management of the Pinglin Expressway toll road in the Province of Henan, China (the “Expressway”) and the rental of petrol stations and service districts along the toll roads.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at March 31, 2010 and 2009.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended December 31, 2010 and 2009 or for the nine months ended December 31, 2010 and 2009.

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters. We recognize a liability for such contingency if we determine that it is probable that a loss has incurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments, including past history and the specifics of each matter. As we have not become aware of any toll related claim since operations commenced, we have not recognized such a liability for the three months ended December 31, 2010 and 2009 or for the nine months ended December 31, 2010 and 2009.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended March 31 (Unaudited)		Three Months Ended March 31 (Unaudited)
	2010	2009	2010	2009

Revenues	$10,659,674	$10,234,820	100%	100%
Operating costs	1,074,027	584,314	10.1%	5.7%
Depreciation and amortization	2,013,835	1,588,909	18.9%	15.5%
Gross profit	7,571,812	8,061,597	71.0%	78.8%
General and administrative expenses	1,293,996	1,442,137	12.1%	14.1%
Income from operations	6,277,816	6,619,460	58.9%	64.7%
Interest expense, net	4,799,160	5,167,369	45.0%	50.5%
Other income, net	252,896	225,553	2.4%	2.2%
Income from operations before income taxes	1,731,552	1,677,644	16.3%	16.4%
Income tax expense	444,093	429,409	4.2%	4.2%
Net income	1,287,459	1,248,235	12.1%	12.2%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues increased by approximately $0.4 million, or 4.2%, from approximately $10.2 million for the three months ended March 31, 2009 to approximately $10.6 million for the three months ended March 31, 2010. The increase was mainly attributable to the recovery of the Chinese economy.  As a result of the improvement in the economy, the converted average daily traffic volume on the Expressway increased 493 units, or 4.4%, from 11,269 units for the three months ended March 31, 2009 to 11,762 units for the three months ended March 31, 2010.

Operating Costs

Our operating costs mainly represent road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the three months ended March 31, 2009, our operating costs sharply increased by approximately $0.5 million, or 83.8%, to approximately $1.1 million, compared to approximately $0.6 million for the three months ended March 31, 2009. The increase is mainly due to the increase in our road maintenance costs amounting to approximately $0.4 million.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.4 million, or 26.7%, from approximately $1.6 million for the three months ended March 31, 2009 to approximately $2.0 million for the three months ended March 31, 2010. The increase is mainly due to the increase in depreciation.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis.  The Company recorded the depreciation based on the ratio of the actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assesses the future total expected traffic volume at each period end. Considering the current economic environment and the actual traffic volume evolvement during the year ended June 30, 2009, compared to prior years’ estimate, management believed there was a significant decline in future total anticipated volume. Based on such estimation, the depreciation for the three months ended March 31, 2010 increased 38.6% compared to the three months ended March 31, 2009.

Gross Profit

Our gross profit decreased by approximately $0.5 million, or 6.1%, from approximately $8.1 million for the three months ended March 31, 2009 to approximately $7.6 million for the three months ended March 31, 2010.  Such gross profit decrease is primarily due to the increase in our operating costs and depreciation, partially offset by the increase in our revenues.

Gross profit as a percentage of revenues decreased from 78.8% for the three months ended March 31, 2009 to 71.0% for the three months ended March 31, 2010.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.1 million, or 10.3%, from approximately $1.4 million for the three months ended March 31, 2009 to approximately $1.3 million for the three months ended March 31, 2010. Such decrease is primarily due to the decrease in the provision for doubtful accounts amounting to approximately $0.7 million, partially offset by the increase in our consulting fees amounting to approximately $0.6 million.

Interest Expense, Net

Net interest expense decreased by approximately $0.4 million, or 7.1%, from approximately $5.2 million for the three months ended March 31, 2009 to approximately $4.8 million for the three months ended March 31, 2010. This decrease is primarily due to the decrease in our loan principal. Our loan principal decreased approximately $8.1 million from March 31, 2009 to March 31, 2010.

Income Tax Expense

Income tax expense was consistent during the three months ended March 31, 2010 and 2009. Our effective tax rate was 26% for both the three months ended March 31, 2010 and 2009.

Net Income

Our net income was consistent during the three months ended March 31, 2010 and 2009, which is primarily due to the increase in our revenues and the decrease in general and administrative expenses and interest expense, partially offset by the increase in operating costs and depreciation.

Results of Operations for the Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Nine Months Ended March 31 (Unaudited)		Nine Months Ended March 31 (Unaudited)
	2010	2009	2010	2009

Revenues	$35,845,854	$37,779,524	100%	100%
Operating costs	3,161,795	4,259,217	8.8%	11.3%
Depreciation and amortization	6,503,106	5,489,104	18.2%	14.5%
Gross profit	26,180,953	28,031,203	73.0%	74.2%
General and administrative expenses	3,774,174	4,288,648	10.5%	11.4%

	Nine Months Ended March 31 (Unaudited)		Nine Months Ended March 31 (Unaudited)
	2010	2009	2010	2009

Income from operations	22,406,779	23,742,555	62.5%	62.8%
Interest expense, net	15,071,760	17,829,695	42.0%	47.2%
Other income, net	752,786	667,024	2.1%	1.8%
Income from operations before income taxes	8,087,805	6,579,884	22.6%	17.4%
Income tax expense	2,093,616	1,732,497	5.9%	4.6%
Net income	5,994,189	4,847,387	16.7%	12.8%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $2.0 million, or 5.1%, from approximately $37.8 million for the nine months ended March 31, 2009 to approximately $35.8 million for the nine months ended March 31, 2010. The decrease was mainly due to an unprecedented heavy snow storm in November 2009. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which caused the Pinglin Expressway to close for a long time. As a result, the converted average daily traffic volume decreased 934 units, or 6.8% from 13,833 units for the nine months ended March 31, 2009 to 12,899 units for the nine months ended March 31, 2010.

Operating Costs

Our operating costs mainly represent road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the nine months ended March 31, 2010, our operating costs decreased by approximately $1.1 million, or 25.8%, to approximately $3.2 million, compared to approximately $4.3 million for the nine months ended March 31, 2009. The decrease is mainly due to the decrease in our road maintenance costs. Due to the decline in our revenues during the nine months ended March 31, 2010, costs related only to routine maintenance and improvement of traffic signs and road surfaces were incurred.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $1.0 million, or 18.5%, from approximately $5.5 million for the nine months ended March 31, 2009 to approximately $6.5 million for the nine months ended March 31, 2010. The increase is mainly due to the increase in depreciation.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assesses the future total expected traffic volume at each period end. Considering the current economic environment and the actual traffic volume evolvement during the year ended June 30, 2009, compared to prior years’ estimate, management believed that there was a significant decline in future total anticipated volume. Based on such estimation, the depreciation for the nine months ended March 31, 2010 increased 25.3% compared to the nine months ended March 31, 2009.

Gross Profit

Our gross profit decreased by approximately $1.8 million, or 6.6%, from approximately $28.0 million for the nine months ended March 31, 2009 to approximately $26.2 million for the nine months ended March 31, 2010. Such gross profit decrease is primarily due to the decrease in our revenues and the increase in our depreciation and amortization, partially offset by the decrease in our operating costs.

Gross profit as a percentage of revenues decreased from 74.2% for the nine months ended March 31, 2009 to 73.0% for the nine months ended March 31, 2010.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.5 million, or 12.0%, from approximately $4.3 million for the nine months ended March 31, 2009 to approximately $3.8 million for the nine months ended March 31, 2010. Such decrease is primarily due to the decrease in the provision for doubtful accounts and office expenses amounting to approximately $0.7 million and $0.1 million, respectively, partially offset by the increase in our consulting fees amounting to approximately $0.3 million.

Interest Expense, Net

Net interest expense decreased by approximately $2.8 million, or 15.5%, from approximately $17.8 million for the nine months ended March 31, 2009 to approximately $15.0 million for the nine months ended March 31, 2010. This decrease is primarily due to the decreased interest rate of our loans and the decrease in our loan principal.  The People’s Bank of China decreased the benchmark of the interest rate for long-term loans over five years from 7.83% for the nine months ended March 31, 2009 to 5.94% for the nine months ended March 31, 2010. Accordingly, our lenders decreased their interest rates to some degree. Also, our loan principal decreased approximately $8.1 million from March 31, 2009 to March 31, 2010, which also decreased our interest expense.

Income Tax Expense

Income tax expense increased by approximately $0.4 million, or 20.8%, from approximately $1.7 million for the nine months ended March 31, 2009 to approximately $2.1 million for the nine months ended March 31, 2010, as a result of the increase in our income from operations. Our effective tax rate was 26% for both the nine months ended March 31, 2010 and 2009.

Net Income

Our net income increased by approximately $1.2 million, or 23.7%, from approximately $4.8 million for the nine months ended March 31, 2009 to approximately $6.0 million for the nine months ended March 31, 2010. This increase is primarily due to the decrease in our costs and expenses, partially offset by the decrease in our revenues and the increase in depreciation.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Nine Months Ended March 31
	2010	2009
Net cash provided by operating activities	$9,938,021	$2,471,521
Net cash (used in) provided by investing activities	(4,234,001)	120,529
Net cash used in financing activities	(5,833,926)	(464,259)
Net (decrease) increase in cash and cash equivalents	(129,906)	2,127,791
Effect of exchange rate changes on cash	(24,848)	(81,970)
Cash and cash equivalents at beginning of period	1,614,260	5,769,344
Cash and cash equivalents at end of period	$1,459,506	$7,815,165

Operating Activities

Net cash provided by operating activities was approximately $9.9 million for the nine months ended March 31, 2010, as compared to $2.5 million for the nine months ended March 31, 2009.  This increase is primarily due to the increase in our net income and to a lesser extent, the delay of payment of relevant expenditures.

Investing Activities

Net cash used in investing activities was approximately $4.2 million for the nine months ended March 31, 2010 as compared to approximately $0.1 million net cash provided by investing activities for the nine months ended March 31, 2009.  This decrease is primarily due to the fact that we settled more payables with our contractors during the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, which resulted in a net cash outflow of approximately $7.8 million during the periods, partially offset by a decrease in capital expenditures of approximately $1.8 million and a repayment from a related party of approximately $2.2 million during the period ended March 31, 2010.

Financing Activities

Net cash used in financing activities was $5.8 million for the nine months ended March 31, 2010, as compared to approximately $0.5 million for the nine months ended March 31, 2009. Such change is primarily due to the fact that we repaid more long-term bank loans during the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009.

Working Capital

Our working capital decreased by approximately $98.9 million from approximately $120.5 million as of June 30, 2009 to approximately $21.6 million as of March 31, 2010.  This was primarily due to a decrease in current notes receivable from a related party, an advance to a related party, and accounts receivable of approximately $73.7 million, $32.7 million and $0.3 million, respectively, and an increase in short-term bank loans of approximately $7.3 million, partially offset by an decrease in current portion of long-term bank loans and payable to contractors of approximately $10.7 million and $6.2 million, respectively.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0.2 million and $2.0 million for the nine months ended March 31, 2010 and 2009, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.  We have no current plans to construct or invest in any new toll road companies at this time.

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

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company had no unregistered sales of equity securities.

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

Date: May 14, 2010	By:	/s/ Li Xipeng
Name:Li Xipeng
Chief Executive Officer, Principal Executive
Officer and Chairman of the Board

Date: May 14, 2010	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Chief Financial Officer, Principal Financial and
Accounting Officer and Director