Form 10-K/A
period 2009-06-30
China Infrastructure Investment CORP
filed 2010-06-22
CIK 1311369

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

EXPLANATORY NOTE

China Infrastructure Investment Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the sole purpose of disclosing a related party transaction by and between the Company and the Tai Ao Expressway which had been erroneously omitted from the original filing whereby the Company provided a corporate guarantee of approximately $9.5 million to the Tai Ao Expressway.  Since the guarantee was made in September 2009, the transaction is reflected as a subsequent event to the Company’s MD&A this Amendment No. 1, is also described in Item 9B and is reflected in the Company’s financial statements at Note 14.  All other Items in this Amendment No. 1 remain unchanged.

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

Subsequent Event

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”).  Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb65 million (approximately $9,508,345).  The guarantee period is from September 18, 2009 to September 17, 2010.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of June 30, 2009.  No fee was paid to Tai Ao for their guarantee.

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

Guarantee

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”).  Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb65 million (approximately $9,508,345).  The guarantee period is from September 18, 2009 to September 17, 2010.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of June 30, 2009.  No fee was paid to Tai Ao for their guarantee.

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

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors as of years ended June 30, 2009 and June 30, 2008:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin (1)	2009	-0-	-0-	- 0 –	-0-
	2008	-0-	-0-	- 0 –	-0-

Mu Xinjie (2)	2009	52,560	-0-	-0-	52,560
	2008	14,211	-0-	-0-	14,211

Sun Jianhao (3)	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

Xu Huiqing (4)	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

Li Changlai (5)	2009	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-

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
Date: June 21, 2010

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

Signatures	Title	Date

/s/ Li Xipeng	Chief Executive Officer,	June 21, 2010
Li Xipeng	Principal Executive Officer and
Chairman of the Board

/s/ Zhang Chunxian	Chief Financial Officer,	June 21, 2010
Zhang Chunxian	Principal Financial and
Accounting Officer and
Director

/s/ Sun Jianhao	Director	June 21, 2010
Sun Jianhao

/s/ Huang Yuemin	Director	June 21, 2010
Huang Yuemin

/s/ Xu Huiqing	Director	June 21, 2010
Xu Huiqing

/s/ Li Changlai	Director	June 21, 2010
Li Changlai

/s/ Mu Xinji	Director	June 21, 2010
Mu Xinjie

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

/s/Weinberg & Company, P.A.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock			Accumulated Other
	Number of shares	Par value	Additional Paid- in Capital	Comprehensive Income	(Deficit) Retained Earnings	Total

BALANCE AT JULY 1, 2007	54,400,000	$54,400	$140,662,392	$10,192,480	$(3,679,365)	$147,229,907

Foreign currency translation gain	-	-	-	16,626,051	-	16,626,051

Recapitalization	25,600,000	25,600	(88,719)	-	-	(63,119)

Net income	-	-	-	-	12,534,789	12,534,789

BALANCE AT JUNE 30, 2008	80,000,000	80,000	140,573,673	26,818,531	8,855,424	176,327,628

Foreign currency translation gain	-	-	-	697,568	-	697,568

Contributed capital	-	-	578,491	-	-	578,491

Net income	-	-	-	-	2,209,706	2,209,706

BALANCE AT JUNE 30, 2009	80,000,000	$80,000	$141,152,164	$27,516,099	$11,065,130	$179,813,393

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

14.   INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	June 30, 2009	June 30, 2008

Current portion:
G&A expenses	$349,858	$286,664
Amortization	-	30,226
Depreciation	-	304,361
Road maintenance costs	438,142	-
Other expenses	125,742	38,710
Net operating loss	413,130	-
Total deferred tax assets	1,326,872	659,961

Sales cut-off	(999,885)	(1,319,370)
Depreciation	-	-
Interest income	(7,478,740)	(7,694,689)
Interest expense	(533,679)	-
Accrued expenses	-	(112,208)
Consulting fees	(124,968)	(72,761)
Other expenses	(41,728)	(17,467)
Total deferred tax liabilities	(9,179,000)	(9,216,495)

Net deferred tax liabilities	$(7,852,128)	$(8,556,534)

Non-current portion:
Rental income	$112,064	$73,232
Capitalized interest	2,234,106	2,225,328
Amortization	1,613,390	1,079,913
Bad debts	2,691,824	2,681,248
Total deferred tax assets	6,651,384	6,059,721

Depreciation	(1,925,734)	-
Total deferred tax liabilities	(1,925,734)	-

Net deferred tax assets	$4,725,650	$6,059,721

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

Guarantee

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”).  Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb65 million (approximately $9,508,345).  The guarantee period is from September 18, 2009 to September 17, 2010.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of June 30, 2009.  No fee was paid to Tai Ao for their guarantee.

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