Form 10-Q/A
period 2009-12-31
China Infrastructure Investment CORP
filed 2010-06-28
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

EXPLANATORY NOTE

China Infrastructure Investment Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the sole purpose of disclosing a related party transaction by and between the Company and the Tai Ao Expressway which had been erroneously omitted from the original filing whereby the Company provided a corporate guarantee up to $9.5 million to the Tai Ao Expressway.  The Company’s disclosure of this transaction impacts previous disclosure in Notes 10 and 14 to the Company’s financial statements.  The Company also included subsequent event disclosure to the MD&A in this Amendment No. 1 and in Item 5.  All other Items in this Amendment No. 1 remain unchanged.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

3.	NOTES RECEIVABLE

A) Current notes receivable from unrelated companies consist of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)

Notes receivable from unrelated companies	$887,512	$884,677
Less: Provision for doubtful accounts	780,001	780,001
	$107,511	$104,676

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

4.	NOTES RECEIVABLE FROM RELATED PARTIES

	December 31,	June 30,
	2009	2009
	(Unaudited)

B) Current notes receivable from related parties:

Tai Ao Expressway Co., Ltd.
Principal	$-	$70,130,050
Interest receivable	-	4,664,700
	-	74,794,750

Xinyang Expressway Co., Ltd.
Principal	69,747,776	69,670,334
Interest receivable	6,726,915	4,650,237
	76,474,691	74,320,571

Henan Ruijia Industry Co., Ltd.
Principal	-	2,191,445
Interest receivable	68,278	25,535
	68,278	2,216,980

Henan Hairun Trade Co., Ltd.
Interest receivable	22,869	-

Total notes receivable from related parties	$76,565,838	$151,332,301

C) Long-term note receivable from a related party:

Tai Ao Expressway Co., Ltd.
Principal	$70,208,004	$-
Interest receivable	6,755,064	-
	76,963,068	-

	$153,528,906	$151,332,301

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

5.	ADVANCE TO A RELATED PARTY

	December 31,	June 30,
	2009	2009

Tai Ao Expressway Co., Ltd.	$32,716,481	$32,680,154

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

6.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)

At cost:	$457,019,334	$456,511,890

Less: Accumulated depreciation	22,743,610	19,332,910
Toll road infrastructures, net	$434,275,724	$437,178,980

Depreciation expense for the six months ended December 31, 2009 and 2008 was $3,388,530 and $2,795,850, respectively. Also see Notes 2(d) and 2(g).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 11.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)

At cost:
Toll station and ancillary facilities	$10,513,155	$10,422,227
Communication and monitoring equipment	5,799,018	5,757,340
Motor vehicles	1,496,483	1,466,485
Machinery	298,017	297,686
Office equipment	611,216	572,395
	18,717,889	18,516,133
Less: Accumulated depreciation
Toll station and ancillary facilities	1,306,808	1,136,852
Communication and monitoring equipment	669,391	575,571
Motor vehicles	895,336	804,005
Machinery	128,566	110,376
Office equipment	270,441	227,027
	3,270,542	2,853,831

Plant and equipment, net	$15,447,347	$15,662,302

Depreciation expense for the six months ended December 31, 2009 and 2008 was $413,454 and $398,857, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)

Cost	$53,777,721	$53,718,010
Less: Accumulated amortization	7,459,584	6,453,558
Land use rights, net	$46,318,137	$47,264,452

Amortization expense for the six months ended December 31, 2009 and 2008 was $998,653 and $995,099, respectively.

Amortization expense for the next five years and thereafter is as follows:

December 31, 2010	$1,997,706
December 31, 2011	1,997,706
December 31, 2012	1,997,706
December 31, 2013	1,997,706
December 31, 2014	1,997,706
Thereafter	36,329,607
Total	$46,318,137

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

9.	LONG-TERM INVESTMENT

	December 31, 2009		June 30, 2009
	(Unaudited)
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.39%	$1,579,594	2.39%	$1,577,840

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

10.	SHORT-TERM BANK LOAN

Short-term bank loan consist of the following:

	December 31,	June 30,
	2009	2009
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$7,312,935	$7,304,815

Interest expense for this loan for the six months ended December 31, 2009 and 2008 was $194,120 and $0, respectively.

On January 12, 2010, the Company received a loan from China Citic Bank, due January 11, 2011, in the amount of $7,314,112. Such loan requires monthly interest only payments at 5.31% per annum.  Also on January 12, 2010, Tai Ao Expressway Co., Ltd. entered into a guarantee agreement with China Citic Bank.  Pursuant to the agreement, Tai Ao Expressway Co., Ltd. provided corporate guarantees for the bank loan to the Company.  The guarantee period is from January 12, 2010 to January 11, 2013.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

11.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)

Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$90,680,395	$93,501,636

Loan from Agricultural Bank of China, due November 20, 2011, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 2 equal installments from February 2010, and interest is paid monthly.	29,251,741	29,219,261

Loan from Agricultural Bank of China, due March 20, 2012, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid on maturity, and interest is paid monthly.	29,251,741	29,219,261

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 21, 2020, bearing a 7.05% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 13 unequal installments from November 2007, and interest is paid monthly.	163,183,759	170,316,152

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 6.12% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,258,702	146,096,308
Total long-term bank loans	458,626,338	468,352,618
Less: current portion	30,240,449	27,767,064

Long-term portion	$428,385,889	$440,585,554

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

12.	DEFERRED REVENUE

	December 31,	June 30, 2009
	2009
	(Unaudited)

Deferred revenue	$15,754,876	$16,040,024
Imputed interest discount	(9,206,000)	(9,459,018)
Total	6,548,876	6,581,006
Less: current portion	82,047	78,803

Long-term portion	$6,466,829	$6,502,203

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

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” expense	$1,588,971	$1,223,543
Valuation allowance	60,460	77,529
Income tax expense	$1,649,431	$1,301,072

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
(FORMERLY LEARNING QUEST TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

13.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December	June 30,
	31, 2009	2009
	(Unaudited)

Current portion:
G&A expenses	$352,300	$349,858
Road maintenance costs	175,884	438,142
Other expenses	125,882	125,742
Tax loss carry forward	60,460	-
Valuation allowance	(60,460)	-
Net operating loss	-	413,130
Total deferred tax assets	654,066	1,326,872

Sales cut-off	(1,186,639)	(999,885)
Interest income	(7,890,422)	(7,478,740)
Interest expense	1,917	(533,679)
Consulting fees	(3,225)	(124,968)
Other expenses	(17,032)	(41,728)
Total deferred tax liabilities	(9,095,401)	(9,179,000)

Net deferred tax liabilities	$(8,441,335)	$(7,852,128)

Non-current portion:
Rental income	$159,175	$112,064
Capitalized interest	2,236,590	2,234,106
Amortization	1,864,896	1,613,390
Bad debts	2,694,817	2,691,824
Total deferred tax assets	6,955,478	6,651,384

Depreciation	(2,965,327)	(1,925,734)
Total deferred tax liabilities	(2,965,327)	(1,925,734)

Net deferred tax assets	$3,990,151	$4,725,650

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

Guarantee

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”).  Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb65 million (approximately $9,508,345).  The guarantee period is from September 18, 2009 to September 17, 2010.  Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for a bank loan of the Company.  Also see Note 10.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of December 31, 2009.  No fee was paid to Tai Ao for their guarantee.

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

Subsequent Event

On January 12, 2010, Tai Ao Expressway Co., Ltd. entered into a guarantee agreement with China Citic Bank.  Pursuant to the agreement, Tai Ao Expressway Co., Ltd. provided corporate guarantees for a bank loan to the Company.  The guarantee period is from January 12, 2010 to January 11, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 12, 2010, Tai Ao Expressway Co., Ltd. entered into a guarantee agreement with China Citic Bank.  Pursuant to the agreement, Tai Ao Expressway Co., Ltd. provided corporate guarantees for a bank loan to the Company.  The guarantee period is from January 12, 2010 to January 11, 2013.

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

Date: June 28, 2010	By:	/s/ Li Xipeng
Name: Li Xipeng
Chief Executive Officer, Principal
Executive Officer and Chairman of the Board

Date: June 28, 2010	By:	/s/ Zhang Chunxian
Name: Zhang Chunxian
Chief Financial Officer, Principal
Financial and Accounting Officer and Director