Form 10-K
period 2010-06-30
China Infrastructure Investment CORP
filed 2010-09-28
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 based upon the closing price was approximately $38,794,200.

The number of outstanding shares of the registrant’s Common Stock on September 8, 2010 was 80,000,000.

China Infrastructure Investment Corporation

Annual Report on Form 10-K
For the Year Ended June 30, 2010

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

Prior Operations of the Company

China Infrastructure Investment Corporation (f/n/a Learning Quest Technologies, Inc. and hereinafter the “Company”) was formed as a Nevada corporation on January 11, 2001, originally under the name of “Learning Quest Technologies, Inc.” We were in the business of developing, licensing and marketing educational products and services. Our business model centered on the development and distribution of high quality, educational tools and solutions for creating, authoring, publishing, presenting and selling education and training materials and content via the Internet. We commenced limited operations but were unsuccessful in fully implementing our business plan. We ceased operations and focused our efforts on seeking a business opportunity.

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

History of Ping and the Pinglin Expressway

In accordance with the PRC’s National Expressway Network Plan formulated by the State and “the Tenth Five-Year Plan” of Henan Province on the Comprehensive Traffic System Development Plan formulated by the Henan provincial government for the purpose of completing the Pingdingshan-Linru portion of the Nanjing-Luoyang expressway (also referred to herein as the “Nanluo Expressway”), Ping competed in and won an open bid to fund, operate and manage such Pingdingshan-Linru portion in early 2003.

Thereafter, Ping was incorporated under the laws of the People’s Republic of China (the “PRC”) on May 12, 2003 by four (4) investors, Henan Shengrun Venture Investment Management Co., Ltd. (“HSV”), Henan Pingdingshan Zhongya Road and Bridge Construction Co., Ltd. (“HPZ”), Pingdingshan Expressway Construction Co., Ltd. (“PECC”) and Zhongyuan Trust & Investment Co., Ltd. (“ZTI”). At establishment, the percentage of each party’s equity interest was 46%, 18%, 18% and 18%, respectively. In May 21, 2007, PECC, HPZ and ZTI transferred all of their shares to HSV and Li Xipeng. After the transfer, Ping was held by HSV and Li Xipeng with equity interests of 95% and 5%, respectively. On June 18, 2007 (effective July 30, 2007), HSV and Li Xipeng entered into an equity transfer agreement pursuant to which they transferred all of their shares to WOC. the Company’s approved operation tenure is thirty (30) years.

Currently, Ping is wholly-owned by WOC. WOC has contributed RMB 260,000,000 (US$33,090,802) in registered capital of Ping with a total investment equal to RMB 750,000,000 (US$95,454,237). Ping’s office is located at Pinglin Toll Road Station, New District, Pingdingshan City, Henan Province, the PRC.

Current Business of Ping

Ping was founded with the purpose of providing to society high quality infrastructure services and to promote regional economic development by investing in, constructing, operating and managing an expressway property from the cities of Linru to Pingdingshan in Luoyang-Nanjing, the PRC, and the rental of petrol stations and service districts along the toll roads thereon.  Such expressway is referred to hereinafter as the “Pinglin Expressway” or the “Expressway.”

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

Socio-Economic Conditions of Henan Province and Pingdingshan

Henan Province has the largest population in China and its GDP in 2009 ranked fifth (5th) in the whole country. In 2009, Henan’s GDP growth increased by 10.7% up from the previous year, higher than the national growth rate of 8.7%. Pingdingshan is an important energy base and industrial city in Henan Province, which has abundant coal and salt resources. Coal mining, electricity, chemicals, and the steel and mechanical industries are the pillar industries of the city. In 2009, Pingdingshan’s GDP ranked fifth in Henan Province and its growth rate was higher than the average level of the whole province.  Pingdingshan had a population of 5.06 million in 2006.

The Road Network Conditions of Henan Province and Pingdingshan City

Henan Province, which we believe has unique road advantages, is located in the central part of China. There are nine (9) national expressways including Lianhuo and Beijing-Hong Kong-Macao, and nine (9) national ways including No. 107 and No. 310, both of which pass through Henan. At the end of 2009, the total provincial traffic mileage and expressway traffic mileage ranked first in the country (these figures have been quoted from the 2009 Annual Report of the PRC listed company Central Expressway, Symbol: 600020).

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

As of June 30, 2010, we had approximately 389 full-time employees. The number of employees by function is listed below:

	Number of Employees	% of Total Employees
Toll Collection Operations	276	71.0
Maintenance and Operations	44	11.3
Finance and Accounting	6	1.5
Administration	53	13.6
Executive Management	10	2.6
Total	389	100

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

Research and Development

The Company did not incur any expenses on research and development during the fiscal years ended June 30, 2010 or June 30, 2009.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2010.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2010, we had approximately RMB35.6 million (approximately US$5.2 million) in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

We Are Exposed To Risks Related To Long-Term Notes Receivables And An Advance From Related Parties.

As of June 30, 2010, we have total of $191,080,493 in long-term receivables from related parties (see Notes 6 and 7 of Notes to Consolidated Financial Statements). Of the total, related party receivables from Xinyang Expressway and Tai Ao Expressway comprise most of the amount. Neither company has paid any interest or principal during the past year to the Company. Although both Xinyang and Tai Ao are operating companies, the settlement of the balances owed to the Company is highly dependent upon the approval of the acquisition of Tai Ao. See below.

In September 2009, the Company and Tai Ao entered into a letter of intent for the Company to acquire Tai Ao. If this acquisition is approved, the total related party receivables from Tai Ao will be eliminated since Tai Ao will be part of the combined company. However, this acquisition is subject to the regulatory approval from several agencies of both provincial and state bodies of the Chinese government. The outcome of obtaining these approvals is uncertain. We cannot guarantee that any or all of the Chinese government agencies would approve the acquisition. We are also unsure the length of the time these approvals will take. If anyone of the agencies would not approve the plan, the acquisition will not be completed.

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

After giving effect to the issuance of all the shares of Common Stock, Joylink has voting power equal to eighty-five percent (85%) of our voting securities as of the date of this Report. Moreover, Joylink is fifty percent (50%) controlled by Li Xipeng, the Company’s Chief Executive Officer and Chairman of the Board. As a result, Joylink, and our CEO through such stock ownership, exercises control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Joylink may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Joylink.

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

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. In our opinion, as of the date hereof, there is no pending litigation, the outcome of which would have material outcome on the Company’s financial position.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S
COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The Registrant’s Common Stock is traded on the NASDAQ Capital Market under the symbol “CIIC”. The following table sets forth on a per share basis for the periods shown, the high and low sale prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Sale Prices	High	Low
Fiscal Year Ended June 30, 2009
Quarter ended September 30, 2008	$4.55	$3.04
Quarter ended December 31, 2008	3.68	1.39
Quarter ended March 31, 2009	2.33	0.73
Quarter ended June 30, 2009	$1.89	$0.82

Sale Prices	High	Low

Fiscal Year Ended June 30, 2010
Quarter ended September 30, 2009	$1.80	$1.01
Quarter ended December 31, 2009	4.75	1.09
Quarter ended March 31, 2010	3.55	1.65
Quarter ended June 30, 2010	$2.58	$1.02

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

Holders of Common Equity

As of September 8, 2010 and as of the date of this Report, the Company has an aggregate of 80,000,000 shares of its Common Stock issued and outstanding and four (4) stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

The Company plans to invest in the construction and purchase of additional expressways, water supply, sewage treatment facilities and other infrastructure assets in the next few years. In doing so, it intends to seize the opportunities in infrastructure development in China, especially in Henan province.  We believe that through consolidation, the Company will strengthen its business in infrastructure development and create scale of economy resulting in reduction in operation costs.

The Company intends to actively seek various sources in the capital markets to raise funds for its future expansion and consolidation.

In addition, the Company will continue to maintain and improve its business operations in areas of operations management, information systems, customer services, and repair maintenance.

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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2010 and 2009.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the years ended June 30, 2010 and 2009.

Related Parties Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Relationship with the Company
Tai Ao Expressway Co., Ltd. (“Tai Ao”)	held by the same shareholder with the Company
Xinyang Expressway Co., Ltd. (“Xinyang”)	held by the same shareholder with the Company
Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Substantially controlled by the Vice President of Operations of the Company
Henan Hairun Trade Co., Ltd. (“Hairun”)	held by the same shareholder with the Company
Zhengzhou Zhengbian Tap Water Co., Ltd.(“Zhengbian”)	held by the same shareholder with the Company

The material related party transactions of the Company mainly relates to borrowings and loans for working capital needs, which are disclosed as follows:

On June 29, 2010, Tai Ao entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest.

On June 29, 2010, Xinyang entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly.

On April 12, 2009, Ruijia entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

On July 28, 2009, Hairun entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

The above mentioned notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $8,379,605 and $9,335,849 for the years ended June 30, 2010 and 2009, respectively.

The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs. For the years ended June 30, 2010 and 2009, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials amounting to $610,471 and $32,663,977, and the repayment from Tai Ao was amounting to $731,350 and $ 21,808,400, respectively.

The Company made prepayment to Hairun for its working capital needs. For the years ended June 30, 2010 and 2009, the prepayments to Hairun were amounting to $731,350 and $0, and the repayment from Hairun was amounting to $585,080 and $0, respectively.

The Company lent working capital from Zhengbian. For the years ended June 30, 2010 and 2009, the working capital lend from Zhengbian were amounting to $585,080 and $0, and the repayment to Zhengbian was amounting to $0 and $0, respectively.

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

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch. Pursuant to the agreement, the Company provided corporate guarantees for bank loans to our related party, Tai Ao Expressway Co., Ltd., with a debt ceiling of Rmb 65 million (approximately $9,546,750). The guarantee period is from September 18, 2010 to September 17, 2012.

The Company considered the risk of default by Tai Ao Expressway Co., Ltd. is remote and therefore no liability for the guarantor's obligation under the guarantee was recognized as of June 30, 2010.

Recent Accounting Pronouncements

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

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 2 (e) - Fair Value of Financial Instruments.

Results of Operations

Results of Operations for the Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Years Ended June 30		Years Ended June 30
	2010	2009	2010	2009
Revenues	42,626,988	50,270,277	100.0%	100.0%
Operating costs	3,622,060	5,603,843	8.5%	11.1%
Depreciation and amortization	12,995,000	12,130,615	30.5%	24.1%
Gross profit	26,009,928	32,535,819	61.0%	64.7%
General and administrative expenses	4,197,729	5,404,212	9.8%	10.8%
Income from operations	21,812,199	27,131,607	51.2%	54.0%
Interest income from related parties	8,379,605	9,335,849	19.7%	18.6%
Other interest income	189,641	65,129	0.4%	0.1%
Interest expense, net	28,397,389	34,140,068	66.6%	67.9%
Other income, net	1,474,458	676,601	3.5%	1.3%
Income from operations before income taxes	3,458,514	3,069,118	8.1%	6.1%
Income tax expense	981,384	859,412	2.3%	1.7%
Net income	2,477,130	2,209,706	5.8%	4.4%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $7.7 million, or 15.2%, from approximately $50.3 million for the year ended June 30, 2009 to approximately $42.6 million for the year ended June 30, 2010. The decrease was mainly due to that:

The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, decreased 626 units, or 4.7%, from 13,322 units for the year ended June 30, 2009 to 12,696 units for the year ended June 30, 2010.

The decline of traffic volume is partially due to an unprecedented heavy snow storm in November 2009. The severe weather lasted over 20 days in Northern China resulting disruption in highway transportation.

Another reason is the traffic detour as the result of Lianhuo Expressway expansion project. Lianhuo Expressway connects Pinglin Expressway from north. The expansion project reduces the incoming traffic to Pinglin Expressway from north. The project is expected to complete in June 2011.

Due to these factors set forth above, our revenue for the year ended June 30, 2010 decreased 15.2% compared to the year ended June 30, 2009.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with toll operations. For the year ended June 30, 2010, our operating costs decreased by approximately $2.0 million, or 35.4%, to approximately $3.6 million, compared to approximately $5.6 million for the year ended June 30, 2009. The decrease is mainly due to the decrease in our road maintenance costs. Due to the decline in our revenues during the year ended June 30, 2010, costs related only to routine maintenance and improvement of traffic signs and road surfaces were incurred.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.9 million, or 7.1%, from approximately $12.1 million for the year ended June 30, 2009 to approximately $13.0 million for the year ended June 30, 2010. The increase is mainly due to the increase in depreciation.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the operation licensing period, as estimated.

Management assesses the future total expected traffic volume at each period end. Considering the current economic environment and the actual traffic volume evolvement during the year ended June 30, 2010, compared to prior years’ estimate, management believed that there was a significant decline in future total anticipated volume. Based on such estimation, the depreciation for the year ended June 30, 2010 increased 8.2% compared to the year ended June 30, 2009.

Gross Profit

Our gross profit decreased by approximately $6.5 million, or 20.1%, from approximately $32.5 million for the year ended June 30, 2009 to approximately $26.0 million for the year ended June 30, 2010. Such gross profit decrease is primarily due to that the decrease in our revenues is more than the decrease in our operating costs.

Gross profit as a percentage of revenues decreased from 64.7% for the year ended June 30, 2009 to 61.0% for the year ended June 30, 2010.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $1.2 million, or 22.3%, from approximately $5.4 million for the year ended June 30, 2009 to approximately $4.2 million for the year ended June 30, 2010. Such decrease is primarily due to the decrease in the provision for doubtful accounts and consulting fees amounting to approximately $0.6 million and $0.5 million, respectively.

Interest Income and Expense

Interest income from related parties decreased by approximately $0.9 million, or 10.2%, from approximately $9.3 million for the year ended June 30, 2009 to approximately $8.4 million for the year ended June 30, 2010. The decrease is primarily due to the Company received the principal of note receivable from Ruijia and Hairun on November 12, 2009. Accordingly, the principal and interest income from related parties decreased.

Net interest expense decreased by approximately $5.7 million, or 16.8%, from approximately $34.1 million for the year ended June 30, 2009 to approximately $28.4 million for the year ended June 30, 2010. This decrease is primarily due to the decreased interest rate of our loans and the decrease in our loan principal.  The People’s Bank of China decreased the benchmark of the interest rate for long-term loans over five years from 7.83% for the year ended June 30, 2009 to 5.94% for the year ended June 30, 2010. Accordingly, our lenders decreased their interest rates to some degree. Also, our loan principal decreased approximately $6.3 million from June 30, 2009 to June 30, 2010, which also decreased our interest expense.

Income Tax Expense

Income tax expense increased by approximately $0.1 million, or 14.2%, from approximately $0.9 million for the year ended June 30, 2009 to approximately $1.0 million for the year ended June 30, 2010, as a result of the increase in our income from operations. Our effective tax rate was 28% and 28% for the years ended June 30, 2010 and 2009.

Net Income

Our net income increased by approximately $0.3 million, or 12.1%, from approximately $2.2 million for the year ended June 30, 2009 to approximately $2.5 million for the year ended June 30, 2010. This increase is primarily due to the decrease in our costs and expenses, partially offset by the decrease in our revenues.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Year ended June 30
	2010	2009
Net cash provided by operating activities	$21,051,849	$15,275,166
Net cash used in investing activities	(12,669,560)	(15,927,169)
Net cash used in financing activities	(8,629,941)	(3,415,899)
Net decrease in cash and cash equivalents	(247,652)	(4,067,902)
Effect of exchange rate changes on cash	(99,409)	(87,182)
Cash and cash equivalents at beginning of year	1,614,260	5,769,344
Cash and cash equivalents at end of year	$1,267,199	$1,614,260

Operating Activities

Net cash provided by operating activities was approximately $21.1 million for the year ended June 30, 2010, as compared to $15.3 million for the year ended June 30, 2009. This increase is primarily due to the increase in our advance from customers, and to a lesser extent, the delay of payment of relevant expenditures.

Investing Activities

Net cash used in investing activities was approximately $12.7 million for the year ended June 30, 2010 as compared to approximately $15.9 million for the year ended June 30, 2009. The change is primarily due to the fact that (a) we provided more working capital for a related party company (Tai Ao) of $10.9 million for the year ended June 30, 2009, and (b) we settled more payables with our contractors during the year ended June 30, 2010, as compared to the year ended June 30, 2009, which resulted in a net cash outflow of approximately $4.1 million during the year ended June 30, 2010.

Financing Activities

Net cash used in financing activities was $8.6 million for the year ended June 30, 2010, as compared to approximately $3.4 million for the year ended June 30, 2009. Such change is primarily due to the fact that we repaid more long-term bank loans during the year ended June 30, 2010, as compared to the year ended June 30, 2009.

Working Capital

Our working capital increased by approximately $1.9 million from a deficit approximately $63.5 million as of June 30, 2009 to a deficit approximately $61.6 million as of June 30, 2010. This was primarily due to an increase in advances from customers of approximately $2.4 million, a decrease in accounts receivable of approximately $1.1 million and a decrease in current portion of long-term bank loans and payable to contractors of approximately $7.7 million and $6.2 million, respectively, partially offset by an increase in short-term bank loans of approximately $7.4 million. The negative working capitals of the Company as of June 30, 2010 and 2009 are mainly due to that the current notes receivables from related parties are reclassified into long term assets.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectability of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectability of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0.2 million and $2.2 million for the year ended June 30, 2010 and 2009, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds. We have no current plans to construct or invest in any new toll road companies at this time.

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

Contractual obligations

The following table summarizes our significant contractual obligations as of June 30, 2010:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$20,086,361	$65,658,138	$66,609,876	$302,323,532	$454,677,907
Purchase obligations	$2,925,261	-	-	-	$2,925,261
Total	$23,011,622	$65,658,138	$66,609,876	$302,323,532	$457,603,168

Long-term debt obligations:

Amounts represent principal and interest cash payments over the life of the debt obligations. Any future settlement of convertible debt would impact our cash payments.

Purchase obligations:

Purchase obligations represent commitments for the construction or maintenance companies. They were not recorded as liabilities on our consolidated balance sheets as of June 30, 2010, as we had not yet received the related goods or services.

The expected timing of payments of the obligations above are estimates based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-28 comprising a portion of this Annual Report immediately following the signature page of this Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

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

In connection with the preparation of this Form 10-K for the year ended June 30, 2010 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of June 30, 2010 was effective.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

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

Name	Age	Position(s)
Li Xipeng	47	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	45	Chief Financial Officer and Director
Lin Jie	49	Vice President of Operations
Wu Lei	33	Vice President of Strategy Development
Wang Feng	37	Secretary
Sun Jianhao	47	Director
Huang Yuemin	53	Director
Xu Huiqing	56	Director
Li Changlai	46	Director
Mu Xinjie(1)	40	Director
Aaron Zhu(2)	42	Director
(1)Mr. Mu was not nominated for election as a director and his term expired on June 18, 2010.
(2)Mr. Zhu was elected as a director on June 18, 2010.

Board Leadership Structure

The Board of Directors believes that Mr. Li Xipeng’s service as Chairman of the Board is in the best interest of the Company and its stockholders. Mr. Li possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

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

Wang Feng has served as corporate Secretary of the Company since March 9, 2008 and has served as the corporate Secretary of Ping since May 2007. Prior to that, Mr. Wang served as Investment Manager of Henan Hi-Tech Venture Capital Co., Ltd. in the PRC from March 2006 to May 2007 and as Investment Manager of Zhongyuan Trust and Investment Co., Ltd. in the PRC from November 2003 through February 2006. Prior to that Mr. Wang earned his Master’s degree from Beijing Information Science and Technology University and his BSc. at Hunan University. Mr. Wang is a Chinese Certified Public Accountant.

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

Li Changlai has served as a Director of the Company since March 9, 2008 and has served as General Manager of Weilan Highway Investment Construction Co., Ltd. since December 2004. Prior to that, Mr. Li served as Chief Engineer of Henan Highway Development Co., Ltd. from June 2002 through December 2004. Prior to that Mr. Li served as Manager of Department of Zhumadian Expressway Managing for Henan Highway Development Co., Ltd. in the PRC from October 2001 through June 2002. Mr. Li earned his Master’s degree at Changan University.

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

Aaron Zhu has served as a director of the Company since June 18, 2010. Mr. Zhu is an Independent Investment and Finance Consultant at Convergence International in Mansfield, Ohio and has served in such capacity since February 2006. From January 1997 through March 2000, Mr. Zhu served as Corporate Controller of Harrington Signal Corporation, a US company based in Illinois. Mr. Zhu then served as Executive Director of Dichain Holdings from April 2000 through March 2003, as Executive Director of China Merchants Dichain (Asia), public company in Hong Kong (HKSE: 00632) from March 2003 through September 2004, as Executive Director and Chief Financial Officer of DF China Technology (NASDAQ: DFCT) from April 2003 through October 2004, Co-Chief Executive Officer of China Technology Development Corp. (NASDAQ: CTDC) from May 2005 through February 2006 and as a Financial Advisor at Morgan Stanley from April 2007 through February 2008. Mr. Zhu also currently serves as an Adjunct Professor at North Central State College and at Mount Vernon Nazarene University in Ohio. Mr. Zhu received his Bachelors degree in Management from the University of Shenzhen China and his MBA from Regent University in Virginia.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2010 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year, except for the following persons have failed to file the corresponding documents set forth below:

Name	Form Type(s)	Type of Holder
Li Xipeng	Form 3, Form 4	Chief Executive Officer and Chairman of the Board
Zhang Chunxian	Form 3, Form 4	Chief Financial Officer and Director
Lin Jie	Form 3, Form 4	Vice President of Operations
Wu Lei	Form 3, Form 4	Vice President of Strategy Development
Wang Feng	Form 3	Secretary
Sun Jianhao	Form 3, Form 4	Director
Huang Yuemin	Form 3	Director
Xu Huiqing	Form 3	Director
Li Changlai	Form 3	Director
Mu Xinjie	Form 3, Form 4	Director
Joylink Holdings, Inc.	Form 3, Form 4	10% Holder
Aaron Zhu	Form 3	Director

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ. This Code of Ethics applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. A brief description of each committee is set forth below.

Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During the fiscal year ended June 30, 2010, members of the Audit Committee were independent directors Huang Yuemin, Xu Huiqing, Mu Xinjie (member until June 18, 2010) and Aaron Zhu (member since June 18, 2010). Our Audit Committee financial experts are Mu Xinjie and Aaron Zhu, both are independent directors. The Audit Committee met 4 times during the fiscal year ended June 30, 2010.

Compensation Committee – Independent directors Xu Huiqing, Huang Yuemin and Li Changlai were members of our Compensation Committee during the fiscal year ended June 30,2 010. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees. The Compensation Committee met 2 times during the fiscal year ended June 30, 2010.

Nominating Committee – Independent directors Li Changlai, Huang Yuemin and Xu Huiqing were members of our Nominating Committee, effective May 21, 2008. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Nominating Committee met 2 times during the fiscal year ended June 30, 2010. The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Named Executive Officers of the Company during the years ended June 30, 2010 and June 30, 2009.

Name And Principal Function	Year	Salary	Bonus	Employer’s Contribution to Mandatory Pension and other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Li Xipeng, Chief Executive Officer (1)	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Zhang Chunxian, Chief Financial Officer (2)	2010 2009	15,929 16,283	6,582 7,309	-0- -0-	22,511 23,592

Lin Jie, Vice President of Operations (3)	2010 2009	12,418 12,655	5,120 5,824	-0- -0-	17,538 18,479

Wu Lei Vice President of Strategy Development (4)	2010 2009	6,884 11,237	1,500 4,875	637 4,506	9,021 20,654

Wang Feng, Secretary (5)	2010 2009	11,909 12,376	3,657 5,211	439 877	16,005 18,464

Narrative Disclosure to Summary Compensation Table

During the year ended June 30, 2010, we paid an aggregate of approximately $176,766 in cash compensation to our management team members, including $123,249 for salary, $50,500 for bonus and $23,017 for benefits. We paid an aggregate of approximately $65,075 to our senior executive officers, including salary, bonus and benefits. During the year ended June 30, 2009, we paid an aggregate of approximately $214,547 in cash compensation to our management team members, including $129,331 for salary, $55,179 for bonus and $30,037 for benefits. We paid an aggregate of approximately $81,369 to our senior executive officers, including salary, bonus and benefits. Our senior executive officers are eligible to receive cash bonuses which are paid on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals. The amount of the bonus is determined by our board compensation committee at the end of each fiscal year.

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

None.

Non-Qualified Deferred Compensation

None.

Potential Payments Upon Termination or Change of Control

None.

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors as of years ended June 30, 2010 and June 30, 2009:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin	2010	-0-	-0-	- 0 –	-0-
	2009	-0-	-0-	- 0 –	-0-

Mu Xinjie(1)	2010	52,657	-0-	-0-	52,657
	2009	52,560	-0-	-0-	52,560

Sun Jianhao	2010	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-

Xu Huiqing	2010	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-

Li Changlai	2010	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-

Aaron Zhu(2)	2010	-0-	-0-	-0-	-0-
(1)Mr. Mu was not nominated for election as a director and his term expired on June 18, 2010.
(2)Mr. Zhu was elected as a director on June 18, 2010.

Narrative To Director Compensation Table

During the fiscal year ended June 30, 2010, we paid $52,657 to one independent director, Mr. Xinjie Mu, for his financial and accounting expertise on the Audit Committee. Commencing in February 2008, the Company pays him $4,388 (RMB 30,000) per month. We did not have any other compensation arrangement for any other directors in 2010. The Company did not pay salaries or any other bonuses or benefits to other directors.

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

ITEM12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of September 8, 2010. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial ownership After Exchange		Percentage of Class (2)
Li Xipeng, Chief Executive Officer and Chairman of the Board	0	34,086,250	(3)	34,086,250	(3)	42.6%

Zhang Chunxian, Chief Financial Officer and Director	0	6,817,250	(4)	6,817,250	(4)	8.52%

Lin Jie, Vice President of Operations	0	6,817,250	(5)	6,817,250	(5)	8.52%

Wu Lei, Vice President of Strategy Development	0	6,817,250	(6)	6,817,250	(6)	8.52%

Wang Feng, Secretary	0	0		0		0%

Sun Jianhao, Director	0	6,817,250	(7)	6,817,250	(7)	8.52%

Huang Yuemin, Director	0	0		0		0%

Xu Huiqing, Director	0	0		0		0%

Li Changlai, Director	0	0		0		0%

Mu Xinjie, Director	0	0		0		0%

Aaron Zhu, Director	0	0		0		0%

ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	61,355,250		61,355,250		76.69%

Joylink Holdings Limited Room 42, 4F, New Henry House 10 Ice House Street Central, Hong Kong	68,172,500	0		68,172,500		85.21%

Shu Hongying Room 14 Unit 4, 11 Building Sichangdong Street Zhengzhou, Henan the PRC	0	6,817,250	(8)	6,817,250	(8)	8.52%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 80,000,000 shares of our Common Stock outstanding as of September 8, 2010, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of September 8, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Li Xipeng, the Company’s Chairman and Chief Executive Officer, owns 50% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Li Xipeng may be considered to beneficially own 34,086,250 shares.

(4)
Zhang Chunxian, the Company’s Chief Financial Officer and Director, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Zhang Chunxian may be considered to beneficially own 6,817,250 shares.

(5)
Lin Jie, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Lin Jie may be considered to beneficially own 6,817,250 shares.

(6)
Wu Lei, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Wu Lei may be considered to beneficially own 6,817,250 shares.

(7)
Sun Jianhao, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Sun Jianhao may be considered to beneficially own 6,817,250 shares.

(8)	Shu Hongying owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Shu Hongying may be considered to beneficially own 6,817,250 shares.
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Notes Receivable to Related Persons

On June 29, 2010, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below.

On June 29, 2010, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below.

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

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $8,379,605 and $9,335,849 for the years ended June 30, 2010 and 2009, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $78,876,139, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control. Also see Notes 6 and 7.

Advances Made on Behalf of Related Person

The Company and Tai Ao Expressway Co., Ltd. are held by the same shareholder with the company, Li Xipeng. The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

For the years ended June 30, 2010 and 2009, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials amounting to $610,471 and $32,663,977, and the repayment from Tai Ao was amounting to $731,350 and $ 21,808,400, respectively. The balances of $32,732,531 and $32,680,154 at June 30, 2010 and 2009, respectively, are unsecured, interest free and due on demand.

The advance to Tai Ao is classified as a non-current asset because the Company plans to acquire a controlling interest in Tai Ao. Also see Notes 6 and 7.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made prepayment to Hairun for its working capital needs. For the years ended June 30, 2010 and 2009, the prepayments to Hairun were amounting to $731,350 and $0, and the repayment from Hairun was amounting to $585,080 and $0, respectively. The balances at June 30, 2010 and 2009 were $146,873 and $0, respectively.

Due to Related Party

Due to a related party was working capital lend from Zhengzhou Zhengbian Tap Water Co., Ltd, which was controlled by Henan Shengrun Venture Investment Management Co., Ltd., the same shareholder of the Company. For the years ended June 30, 2010 and 2009, the working capital lend from Zhengzhou Zhengbian Tap Water Co., Ltd were amounting to $585,080 and $0, and the repayment to Zhengzhou Zhengbian Tap Water Co., Ltd was amounting to $0 and $0, respectively. The balances at June 30, 2010 and 2009 were $587,492 and $0, respectively.

Agreements With Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Sun Jianhao, Huang Yuemin, Xu Huiqing, Li Changlai, Mu Xinjie and Aaron Zhu. The following directors are not independent: Li Xipeng and Zhang Chunxian.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended June 30, 2010 and 2009, the fees for our principal accountant were approximately $255,000 and $310,000, respectively, representing services for quarterly reviews and the year end audits.

Audit-Related Fees

During the fiscal years ended June 30, 2010 and 2009, the fees for our principal accountant’s audit related services were $2,250 and $1,125, respectively, and were reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended June 30, 2010 and 2009, our principal accountant did not render tax compliance, tax advice and tax planning services.

All Other Fees

During the fiscal years ended June 30, 2010 and 2009, there were no fees for products and services provided by the principal accountant other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2010.

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
Incorporated by reference to that Company’s Current Report on Form 8-K as filed with the SEC on February 11, 2008.
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
16.1	Auditor Letter	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
21	List of Subsidiaries	Provided herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
Date: September 28, 2010

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

Signatures	Title	Date

/s/ Li Xipeng	Chief Executive Officer,	September 28, 2010
Li Xipeng	Principal Executive Officer and
Chairman of the Board

/s/ Zhang Chunxian	Chief Financial Officer,	September 28, 2010
Zhang Chunxian	Principal Financial and
Accounting Officer and
Director

/s/ Sun Jianhao	Director	September 28, 2010
Sun Jianhao

/s/ Huang Yuemin	Director	September 28, 2010
Huang Yuemin

/s/ Xu Huiqing	Director	September 28, 2010
Xu Huiqing

/s/ Li Changlai	Director	September 28, 2010
Li Changlai

/s/ Aaron Zhu	Director	September 28, 2010
Aaron Zhu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

China Infrastructure Investment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Infrastructure Investment Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriated in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Infrastructure Investment Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 6 and 7 to the consolidated financial statements, the settlement of approximately $191,000,000 in related party notes receivable and an advance is highly dependent upon the Chinese government’s approval of the Company’s acquisition of Tai Ao Expressway Co., Ltd.  If the Company is unsuccessful in effectuating the acquisition, there could be a material adverse effect on the Company’s operating results.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida

September 21, 2010

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,267,199	$1,614,260
Restricted cash	3,961,227	3,550,761
Notes receivable, net of allowance for doubtful accounts of $892,432 and $780,001 at June 30, 2010 and 2009, respectively	-	104,676
Accounts receivable, net of allowance for doubtful accounts of $54,637 and $0 at June 30, 2010 and 2009, respectively	8,812	1,089,546
Other receivables	150,132	148,934
Advance to a related party	146,873	-
Other current assets	897,484	940,712
Total current assets	6,431,727	7,448,889

LONG-TERM ASSETS
Toll road infrastructures, net	428,661,699	437,178,980
Plant and equipment, net	15,154,141	15,662,302
Land use rights, net	45,509,651	47,264,452
Notes receivable from related parties	158,347,962	151,332,301
Advance to a related party	32,732,531	32,680,154
Long-term investment	1,586,229	1,577,840
Deferred taxes	4,213,238	4,725,650
Total long-term assets	686,205,451	690,421,679

TOTAL ASSETS	$692,637,178	$697,870,568

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$2,125,696	$2,191,314
Short-term bank loans	14,687,307	7,304,815
Current portion of long-term bank loans	20,086,361	27,767,064
Notes payable	3,520,608	3,521,542
Payable to contractors	15,873,729	22,090,622
Deferred taxes	8,286,945	7,852,128
Deferred revenue, current	99,949	78,803
Due to a related party	587,492	-
Advances from customers	2,395,710	21,367
Other current liabilities	379,929	141,763
Total current liabilities	68,043,726	70,969,418

LONG-TERM LIABILITIES
Long-term bank loans	434,591,546	440,585,554
Deferred revenue, long-term	6,521,458	6,502,203
Total long-term liabilities	441,113,004	447,087,757

TOTAL LIABILITIES	509,156,730	518,057,175

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of June 30, 2010 and 2009, respectively	80,000	80,000
Additional paid-in capital	141,374,184	141,152,164
Accumulated other comprehensive income	28,484,004	27,516,099
Retained earnings, (restricted portion was $43,234 at June 30, 2010 and 2009)	13,542,260	11,065,130
Total Shareholders’ Equity	183,480,448	179,813,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$692,637,178	$697,870,568

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended June 30,
	2010	2009

REVENUES	$42,626,988	$50,270,277

OPERATING COSTS	3,622,060	5,603,843

DEPRECIATION AND AMORTIZATION	12,995,000	12,130,615

GROSS PROFIT	26,009,928	32,535,819

General and administrative expenses	4,197,729	5,404,212

INCOME FROM OPERATIONS	21,812,199	27,131,607

OTHER INCOME (EXPENSES)

Interest expense	(28,397,389)	(34,140,068)

Interest income from related parties	8,379,605	9,335,849

Other interest income	189,641	65,129

Other income, net	1,474,458	676,601

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,458,514	3,069,118

INCOME TAX EXPENSE	(981,384)	(859,412)

NET INCOME	2,477,130	2,209,706

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	967,905	697,568

OTHER COMPREHENSIVE INCOME	967,905	697,568

COMPREHENSIVE INCOME	$3,445,035	$2,907,274

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.03	$0.03

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional	Accumulated Other
	Number of shares	Par value	Paid-in Capital	Comprehensive Income	Retained Earnings	Total

BALANCE AT JULY 1, 2008	80,000,000	$80,000	$140,573,673	$26,818,531	$8,855,424	$176,327,628

Foreign currency translation gain	-	-	-	697,568	-	697,568

Contributed capital	-	-	578,491	-	-	578,491

Net income	-	-	-	-	2,209,706	2,209,706

BALANCE AT JUNE 30, 2009	80,000,000	80,000	141,152,164	27,516,099	11,065,130	179,813,393

Foreign currency translation gain	-	-	-	967,905	-	967,905

Contributed capital	-	-	222,020	-	-	222,020

Net income	-	-	-	-	2,477,130	2,477,130

BALANCE AT JUNE 30, 2010	80,000,000	$80,000	$141,374,184	$28,484,004	$13,542,260	$183,480,448

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,477,130	$2,209,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	159,088	779,615
Investment income from non-affiliated company	-	(116,819)
Depreciation and amortization	13,625,751	12,740,142
Deferred taxes	947,229	629,665
Deferred revenue	(606,004)	(604,984)
Imputed interest	527,107	532,054
Expenses paid by shareholder	222,020	578,491
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	1,026,322	917,302
Other receivables	(1,198)	270,708
Other current assets	43,228	51,056
Increase (Decrease) In:
Other payables and accrued liabilities	(65,618)	(2,648,985)
Deferred revenue	84,287	-
Advances from customers	2,374,343	13,363
Other current liabilities	238,164	(76,148)
Net cash provided by operating activities	21,051,849	15,275,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of construction in progress	-	(1,844,237)
Purchases of plant and equipment	(241,722)	(318,481)
Increase in notes receivable	-	(102,217)
Decrease in payable to contractors	(6,216,893)	(2,133,417)
Proceeds from interest of notes receivable from related parties	-	10,232,171
Decrease (increase) in principal of notes receivable from related parties	2,194,051	(1,567,154)
Increase in notes receivable from related parties for interest	(8,379,605)	(9,338,257)
Increase in advance to related parties	(25,391)	(10,855,577)
Net cash used in investing activities	(12,669,560)	(15,927,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term bank loans	(16,098,481)	(10,715,240)
Proceeds from short- term bank loans	14,627,004	7,301,199
Repayments of short-term bank loans	(7,313,502)	-
Proceeds from notes payable	3,944,964	3,519,799
Repayments of notes payable	(3,964,540)	-
Increase in due to a related party	585,080	-
Restricted cash	(410,466)	(3,521,657)
Net cash used in financing activities	(8,629,941)	(3,415,899)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(247,652)	(4,067,902)
Effect of exchange rate changes on cash	(99,409)	(87,182)
Cash and cash equivalents at beginning of year	1,614,260	5,769,344

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,267,199	$1,614,260

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27,835,512	$33,499,020
Income taxes paid	69,333	89,606

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the years ended June 30, 2010 and 2009, $0 and $1,693,861 were transferred from construction in progress to toll road infrastructures, respectively.

2.	During the years ended June 30, 2010 and 2009, $0 and $150,375 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Infrastructure Investment Corporation and subsidiaries (“CIIC” or the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2001.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. and Xinyang Expressway Co., Ltd. as of June 30, 2010 and 2009. Also see Notes 6 and 7.

(c)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned above. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)           Fair Value of Financial Instruments (Continued)

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2010 and 2009.

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

 CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(j)           Capitalized Interest

The Company capitalizes interest as a component of communication and monitoring equipment and toll road construction costs. No interest expense was capitalized by the Company for the years ended June 30, 2010 and 2009, since construction was completed.

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

(l)           Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10 (formerly SFAS No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended June 30, 2010 and 2009.

(m)           Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

-	The amount of revenue can be measured reliably,

-	It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-	The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

-	Collectibility is reasonably assured.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)           Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Note 16.

(o)           Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $235,595 and $120,676 were charged to operations for the years ended June 30, 2010 and 2009.

(p)           Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2010 and 2009.

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

	June 30, 2010	June 30, 2009
Periods ended RMB: US$ exchange rate	6.8086	6.8448
Average RMB: US$ exchange rate for the year ended	6.8367	6.8482

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)           Recent Accounting Pronouncements

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

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 2 (e) - Fair Value of Financial Instruments.

3.	LIQUIDITY

The Company has a working capital deficit of $61,611,999 at June 30, 2010. This was principally due to the Company providing notes receivables to its related parties, Xinyang and Tai Ao for their construction and operation working capital. The Company currently generates its cash flow through operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited. To increase its cash resources, the Company obtained two short-term bank loans of $14,687,307 (See Note 13) and a long-term loan of $13,218,577 (see Note 21). As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying the bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

4.	NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	June 30, 2010	June 30, 2009
Notes receivable from unrelated companies	$892,432	$884,677
Less: Provision for doubtful accounts	892,432	780,001
	$-	$104,676

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

4.	NOTES RECEIVABLE (CONTINUED)

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from April 1, 2009. A full provision amounting to $784,148 was provided by the Company as of June 30, 2010.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from the due date. A full provision amounting to $108,284 was provided by the Company as of June 30, 2010.

Interest income from the notes receivable for the years ended June 30, 2010 and 2009 was $3,038 and $2,407, respectively.

5.	ACCOUNTS RECEIVABLE

	June 30, 2010	June 30, 2009
Accounts receivable	$63,449	$1,089,546
Less: Provision for doubtful accounts	54,637	-
	$8,812	$1,089,546

In 2006, the Company leased the operation right of its two service districts to Tongxiang Yali Industry Co., Ltd. In 2009, Tongxiang Yali Industry Co., Ltd. had a serious operating crisis and would be bankrupt. The Company stopped accruing the rental income. A full provision amounting to $54,637 was provided by the Company as of June 30, 2010.

On June 26, 2010, the Company entered into new rental agreements for the two service districts with new lessees. Also see Note 17.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

6.	NOTES RECEIVABLE FROM RELATED PARTIES

	June 30, 2010	June 30, 2009
Xinyang Expressway Co., Ltd.
Principal	70,040,757	69,670,334
Interest receivable	8,835,382	4,650,237
	78,876,139	74,320,571

Henan Ruijia Industry Co., Ltd.
Principal	-	2,191,445
Interest receivable	68,566	25,535
	68,566	2,216,980

Henan Hairun Trade Co., Ltd.
Interest receivable	22,964	-
	22,964	-

Tai Ao Expressway Co., Ltd.
Principal	$70,502,918	$70,130,050
Interest receivable	8,877,375	4,664,700
	79,380,293	74,794,750
Total notes receivable from related parties	$158,347,962	$151,332,301

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

6.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 29, 2010, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below.

On June 29, 2010, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $8,379,605 and $9,335,849 for the years ended June 30, 2010 and 2009, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $78,876,139, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control.

Due to the lack working capital of Tai Ao and Xinyang, the collectibility of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly. Also see Note 7.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

7.	ADVANCE TO RELATED PARTIES

	June 30, 2010	June 30, 2009
Current advance to a related party:
Henan Hairun Trade Co., Ltd.	$146,873	-

Long-term advance to a related party:
Tai Ao Expressway Co., Ltd.	$32,732,531	32,680,154
	$32,879,404	$32,680,154

The Company, Tai Ao Expressway Co., Ltd. and Li Xipeng are related parties through common ownership. The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

For the years ended June 30, 2010 and 2009, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials amounting to $610,471 and $32,663,977, and the repayment from Tai Ao was amounting to $731,350 and $ 21,808,400, respectively. The balances of $32,732,531 and $32,680,154 at June 30, 2010 and 2009, respectively, are unsecured, interest free and due on demand.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of June 30, 2010. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could change significantly. Also see Note 6.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made prepayment to Hairun for its working capital needs. For the years ended June 30, 2010 and 2009, the prepayments to Hairun were amounting to $731,350 and $0, and the repayment from Hairun was amounting to $585,080 and $0, respectively. The balances at June 30, 2010 and 2009 were $146,873 and $0, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

8.	DUE TO A RELATED PARTY

	June 30, 2010	June 30, 2009
Zhengzhou Zhengbian Tap Water Co., Ltd	$587,492	$-

Due to a related party was working capital borrowed from Zhengzhou Zhengbian Tap Water Co., Ltd, which is controlled by Henan Shengrun Venture Investment Management Co., Ltd., the same shareholder of the Company. For the years ended June 30, 2010, the working capital borrowed from Zhengzhou Zhengbian Tap Water Co., Ltd was $585,080. The balance at June 30, 2010 was $587,492. The outstanding balance at June 30, 2010 is interest free, unsecured and has no fixed repayment term.

9.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	June 30, 2010	June 30, 2009
At cost:	$458,939,075	$456,511,890

Less: Accumulated depreciation	30,277,376	19,332,910
Toll road infrastructures, net	$428,661,699	$437,178,980

Depreciation expense for the years ended June 30, 2010 and 2009 was $10,797,163 and $9,932,916, respectively. Also see Notes 2(d) and 2(g).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 14.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

10.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2010	June 30, 2009
At cost:
Toll station and ancillary facilities	$10,557,317	$10,422,227
Communication and monitoring equipment	5,852,164	5,757,340
Motor vehicles	1,533,666	1,466,485
Machinery	299,269	297,686
Office equipment	614,884	572,395
	18,857,300	18,516,133
Less: Accumulated depreciation
Toll station and ancillary facilities	1,481,751	1,136,852
Communication and monitoring equipment	766,348	575,571
Motor vehicles	993,498	804,005
Machinery	147,249	110,376
Office equipment	314,313	227,027
	3,703,159	2,853,831
Plant and equipment, net	$15,154,141	$15,662,302

Depreciation expense for the years ended June 30, 2010 and 2009 was $830,728 and $812,726, respectively.

11.	LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2010	June 30, 2009
Cost	$54,003,618	$53,718,010
Less: Accumulated amortization	8,493,967	6,453,558
Land use rights, net	$45,509,651	$47,264,452

Amortization expense for the years ended June 30, 2010 and 2009 was $1,997,860 and $1,994,500, respectively.

Amortization expense for the next five years and thereafter is as follows:

June 30, 2011	$2,006,097
June 30, 2012	2,006,097
June 30, 2013	2,006,097
June 30, 2014	2,006,097
June 30, 2015	2,006,097
Thereafter	35,479,166
Total	$45,509,651

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

12.	LONG-TERM INVESTMENT

	June 30, 2010		June 30, 2009
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value
At cost:
Pingdingshan City Credit Corporation	2.39%	$1,586,229	2.39%	$1,577,840

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of September 30, 2009 and June 30, 2009, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  Dividend income for the fiscal years ended June 30, 2010 and 2009 was $126,377 and $116,819, respectively.

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

13.	SHORT-TERM BANK LOAN

Short-term bank loan as of June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009
Loan from China Minsheng Banking Corp., Ltd., due March 23, 2010, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng and the expressway toll right owned by the Company.	$-	$7,304,815

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the chief executive officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable owned by the Company.	7,343,654	-

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	7,343,653	-

Total short-term bank loans	$14,687,307	$7,304,815

Interest expense for the years ended June 30, 2010 and 2009 was $575,218 and $103,434, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

13.	SHORT-TERM BANK LOAN (CONTINUED)

As of June 30, 2010, accounts receivable from “HPCD” were pledged as collateral for the bank loan from China Minsheng Banking Corp., Ltd. The carrying amount of accounts receivable from “HPCD” for tolling change as of June 30, 2010 was $0.

On March 22, 2010, Henan Shengrun Land Investment Co., Ltd., a company under common control of Li Xipeng, the chief executive officer of the Company, entered into an guarantee agreement with China Minsheng Banking Corp., Ltd. Pursuant to the agreement, Henan Shengrun Land Investment Co., Ltd. provided corporate guarantees for bank loan to the Company, with a debt ceiling of Rmb50 million (approximately $7,343,654). The guarantee period is from March 22, 2011 to March 22, 2013.

On March 22, 2010, Mr. Li Xipeng entered into an individual maximum guarantee agreement with China Minsheng Banking Corp., Ltd. Pursuant to the agreement, Li Xipeng provided personal guarantee for bank loan to the Company. The guarantee period is from March 22, 2011 to March 22, 2013.

On January 12, 2010, Tai Ao Expressway Co., Ltd. entered into a guarantee agreement with China Citic Bank. Pursuant to the agreement, Tai Ao Expressway Co., Ltd. provided corporate guarantees for a bank loan to the Company. The guarantee period is from January 11, 2011 to January 11, 2013.

On January 12, 2010, Mr. Li Xipeng entered into an individual maximum guarantee agreement with China Citic Bank. Pursuant to the agreement, Li Xipeng provided a personal guarantee for a bank loan to the Company. The guarantee period is from January 11, 2011 to January 11, 2013.

On January 12, 2010, Henan Shengrun Venture Investment Management Co., Ltd., a company under common control of Li Xipeng, the chief executive officer of the Company, entered into a guarantee agreement with China Citic Banking Corp., Ltd. Pursuant to the agreement, Henan Shengrun Venture Investment Management Co., Ltd. provided corporate guarantees for a bank loan to the Company, with a debt ceiling of Rmb50 million (approximately $7,343,654). The guarantee period is from January 11, 2011 to January 11, 2013.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

14.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	June 30, 2010	June 30, 2009
Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$88,123,843	$93,501,636

Loan from Agricultural Bank of China, due July 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	26,437,154	29,219,261

Loan from Agricultural Bank of China, due February 20, 2019, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	29,374,614	29,219,261

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 5.35% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 26 unequal installments from November 2007, and interest is paid monthly.	163,869,224	170,316,152

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	146,873,072	146,096,308

Total long-term bank loans	454,677,907	468,352,618

Less: current portion	20,086,361	27,767,064

Long-term portion	$434,591,546	$440,585,554

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

14.	LONG-TERM BANK LOANS (CONTINUED)

For the years ended June 30, 2010 and 2009, interest expense was $27,260,294 and $33,499,020, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets. As of June 30, 2010, the Company provided a corporate guarantee for Tai Ao’s bank loan. The guarantee did not exceed 70% of the Company’s total assets. Also see Note 19.

The repayment schedule for the long-term bank loans is as follows:

June 30, 2011	$20,086,361
June 30, 2012	29,891,607
June 30, 2013	35,766,531
June 30, 2014	33,304,938
June 30, 2015	33,304,938
Thereafter	302,323,532
Total	$454,677,907

15.	NOTES PAYABLE

	June 30, 2010	June 30, 2009
Bank acceptance notes	$3,520,608	$3,521,542

Notes payable were issued to the Company’s contractors through China Citic Bank. The notes are interest free and due in 6 months.

Restricted cash of $3,961,227 and $3,550,761 collateralizes the notes as of June 30, 2010 and 2009, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

16.	DEFERRED REVENUE

	June 30, 2010	June 30, 2009
Deferred revenue	$15,601,437	$16,040,024
Imputed interest discount	(8,980,030)	(9,459,018)
Total	6,621,407	6,581,006
Less: current portion	99,949	78,803
Long-term portion	$6,521,458	$6,502,203

The Company rents four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) from January 1, 2006 for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the years ended June 30, 2010 and 2009 was $606,004 and $604,984 respectively. The imputed interest for the years ended June 30, 2010 and 2009 was $527,107 and $532,054, respectively.

The Company rents communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch from August 1, 2009 for 15 years. The total rental fee will be $309,782, which will be paid in 3 installments in amount of $103,261 on July every 5 years. The amount received was before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized during the years ended June 30, 2010 and 2009 was $18,921 and $0 respectively.

17.	ADVANCE FROM CUSTOMERS

	June 30, 2010	June 30, 2009
Henan Expressway Management Bureau	$2,019,532	$-
Jiaxin Shitong Highway Service Management Limited Company	176,248	-
Xinle Huitong Enterprise and Service Management Co., Ltd	164,498	-
Others	35,432	21,367
Total	$2,395,710	$21,367

The Company received toll charge in advance from Henan Expressway Management Bureau, which amounted to $2,019,532 as of June 30, 2010.

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company from October 16, 2010 to October 15, 2015. The total rental fee will be $881,240, which will be paid in 5 installments in amount of $176,248 every year. The advance from customers for rental income as of June 30, 2010 was $176,248. Also see Note 5.

On June 26, 2010, the Company rented the West Pingdingshan Service Zone and the Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd from October 16, 2010 to October 15, 2015. The total rental fee will be $822,490, which will be paid in 5 installments in amount of $164,498 every year. The advance from customers for rental income as of June 30, 2010 was $164,498. Also see Note 5.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

18.	INCOME TAX

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

The Company uses ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2010, the Company did not have a liability for unrecognized tax benefits.

Income tax expense is summarized as follows:

	Years Ended June 30,
	2010	2009
Current	$34,155	$239,903
Deferred	947,229	619,509
Income tax expense	$981,384	$859,412

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Years Ended June 30,
	2010	2009
Computed “expected” expense	$864,629	$767,279
Valuation allowance	90,415	107,008
Permanent difference	26,340	(14,875)
Income tax expense	$981,384	$859,412

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

18.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	June 30, 2010	June 30, 2009
G&A expenses	$330,313	$349,858
Road maintenance costs	316,408	438,142
Other expenses	126,412	125,742
Payroll expenses	58,368	-
Bad debts	13,659	-
US loss carry forward	268,708	178,293
Valuation allowance	(268,708)	(178,293)
PRC loss carry forward	939,492	413,130
Total deferred tax assets	1,784,652	1,326,872

Sales cut-off	(920,961)	(999,885)
Interest income	(8,940,112)	(7,478,740)
Interest expense	(34,583)	(533,679)
Consulting fees	(113,393)	(124,968)
Other expenses	(62,548)	(41,728)
Total deferred tax liabilities	(10,071,597)	(9,179,000)

Net deferred tax liabilities	$(8,286,945)	$(7,852,128)

Non-current portion:
Rental income	$149,941	$112,064
Capitalized interest	2,245,984	2,234,106
Amortization	2,123,492	1,613,390
Bad debts	2,706,136	2,691,824
Total deferred tax assets	7,225,553	6,651,384

Depreciation	(3,012,315)	(1,925,734)
Total deferred tax liabilities	(3,012,315)	(1,925,734)

Net deferred tax assets	$4,213,238	$4,725,650

As of June 30, 2010, the PRC loss carry forward of $939,492 represents the net operating loss of the Company’s subsidiary Ping. According to the new CIT Law of China, such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed five years. The net operating loss carry forward expires in year 2015.

As of June 30, 2010, the US losses carried forward is $268,708. Such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed 20 years. The net operating loss carry forward will expire in the year 2030. The Company estimated that there are no sufficient profits available within the loss-carried-forward period and the losses carried forward have not been realized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

19.	CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In management opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

On September 18, 2009, the Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,546,750). The guarantee period is from September 18, 2010 to September 17, 2012.  Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for the bank loans of $7,343,654 the Company borrowed from the Bank. Also see Note 13.

The Company’s management considered the risk of default by Tai Ao is remote and therefore no liability for the guarantor's obligation under the guarantee was recognized as of June 30, 2010. No fee was paid to Tai Ao for their guarantee.

20.	CONTRIBUTED CAPITAL

Included in additional paid-in capital is a contribution from a shareholder of the Company. Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company. The expenses of $222,020 and $578,491 were considered a capital contribution by LTII for the years ended June 30, 2010 and 2009, respectively.

21.	SUBSEQUENT EVENTS

On August 17, 2010, the Company entered into a loan contract with China Construction Bank Pingdingshan Branch. Pursuant to the contract, the Company borrowed loan of $13,218,577 from China Construction Bank Pingdingshan Branch, due August 17, 2013, bearing a 5.13% interest rate per annum and secured by the toll road operating rights owned by the Company.  Principal is repaid on August 17, 2013, and interest is paid monthly.

On September 9, 2010, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the closing bid price of the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  The company will be provided 180 calendar days, or until March 8, 2011, to regain compliance with the minimum bid price requirement.