Form 10-Q
period 2010-09-30
China Infrastructure Investment CORP
filed 2010-11-15
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2010 the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	June 30, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$5,060,814	$1,267,199
Restricted cash	11,812,305	3,961,227
Notes receivable, net of allowance for doubtful accounts of $907,154 and $892,432 at September 30, 2010 and June 30, 2010	-	-
Accounts receivable, net of allowance for doubtful accounts of $55,538 and $54,637 at September 30, 2010 and June 30, 2010 respectively	503,633	8,812
Other receivables	178,345	150,132
Advance from a related party	447,888	146,873
Other current assets	796,567	897,484
Total current assets	18,799,552	6,431,727

LONG-TERM ASSETS
Toll road infrastructures, net	433,506,074	428,661,699
Plant and equipment, net	15,227,895	15,154,141
Land use rights, net	45,750,635	45,509,651
Notes receivable from related parties	162,988,727	158,347,962
Advance to a related party	36,829,716	32,732,531
Long-term investment	1,612,398	1,586,229
Deferred taxes	3,997,497	4,213,238
Total long-term assets	699,912,942	686,205,451

TOTAL ASSETS	$718,712,494	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	June 30, 2010
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$3,457,826	$2,125,696
Short-term bank loans	14,929,607	14,687,307
Current portion of long-term bank loans	23,403,652	20,086,361
Notes payable	5,822,493	3,520,608
Payable to contractors	13,018,581	15,873,729
Deferred taxes	8,665,672	8,286,945
Deferred revenue, current	101,598	99,949
Due to a related party	3,436,596	587,492
Advances from customers	371,001	2,395,710
Other current liabilities	144,691	379,929
Total current liabilities	73,351,717	68,043,726

LONG-TERM LIABILITIES
Long-term bank loans	450,718,861	434,591,546
Deferred revenue, long-term	6,602,034	6,521,458
Total long-term liabilities	457,320,895	441,113,004

TOTAL LIABILITIES	530,672,612	509,156,730

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	80,000	80,000
Additional paid-in capital	141,374,184	141,374,184
Accumulated other comprehensive income	31,532,933	28,484,004
Retained earnings, (restricted portion was $43,234 at September 30, 2010 and June 30, 2010)	15,052,765	13,542,260
Total Shareholders’ Equity	188,039,882	183,480,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$718,712,494	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009

REVENUES	$13,100,836	$13,578,529

OPERATING COSTS	2,226,236	1,277,504

DEPRECIATION AND AMORTIZATION	2,751,841	1,888,533

GROSS PROFIT	8,122,759	10,412,492

General and administrative expenses	1,063,388	1,368,500

INCOME FROM OPERATIONS	7,059,371	9,043,992

OTHER INCOME (EXPENSES)

Interest expense	(7,209,501)	(7,531,649)

Interest income from related parties	2,095,779	2,120,065

Other interest income	37,708	71,324

Other income, net	48,016	282,949

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,031,373	3,986,681

INCOME TAX EXPENSE	(520,868)	(1,052,175)

NET INCOME	1,510,505	2,934,506

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	3,048,929	190,993

OTHER COMPREHENSIVE INCOME	3,048,929	190,993

COMPREHENSIVE INCOME	$4,559,434	$3,125,499

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.04

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,510,505	$2,934,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubted accounts	91,912	-
Depreciation and amortization	2,914,134	2,543,162
Deferred taxes	594,468	1,052,599
Deferred revenue	(157,963)	(151,403)
Imputed interest	131,281	131,691
Expenses paid by shareholder	-	222,020
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(494,821)	(237,557)
Other receivables	(28,212)	(496)
Other current assets	100,916	257,257
Increase (Decrease) In:
Other payables and accrued liabilities	1,332,132	(242,190)
Advances from customers	(2,024,709)	-
Other current liabilities	(235,238)	(8,221)
Net cash provided by operating activities	3,734,405	6,501,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(36,068)	(47,164)
Decrease in payable to contractors	(2,855,148)	(1,347,206)
Increase in principal of notes receivable from related parties	-	(1,461,753)
Increase in notes receivable from related parties for interest	(2,095,779)	(2,121,423)
Increase in advance to related parties	(3,809,025)	-
Net cash used in investing activities	(8,796,020)	(4,977,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long- term bank loans	13,273,710	-
Repayments of long-term bank loans	(1,474,857)	-
Proceeds from notes payable	5,751,888	-
Repayments of notes payable	(3,535,292)	-
Increase in due to a related party	2,804,981	-
Restricted cash	(7,851,078)	-
Net cash provided in financing activities	8,969,352	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,907,737	1,523,822
Effect of exchange rate changes on cash	(114,122)	(23,957)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,060,814	$3,114,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,941,592	$7,335,276
Income taxes paid	23,728	-

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The accompanying condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010, and the statements of its operations for the three months ended September 30, 2010 and 2009 and statements of cash flows for the three months ended September 30, 2010 and 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

(b)	Principles of Consolidation

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10. ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)           Color Man Holdings Limited (“CMH”) (An inactive holding company, 100% subsidiary of CIIC).

(ii)          Wise On China Limited (“WOCL”) (An inactive holding company,100% subsidiary of CMH)

(iii)         Pingdingshan Pinglin Expressway Co., Ltd. (“Ping”) (100% subsidiary of WOCL) Inter-company accounts and transactions have been eliminated in consolidation.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

(c)	Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC.

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. and Xinyang Expressway Co., Ltd. as of September 30 and June 30, 2010. Also see Notes 6 and 7.

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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company agreed to purchase at least 51% of Tai Ao. The consideration for the purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivable from these related parties depends to a large extent on completion of the share purchase discussed above. The transaction involves the acquisition of a PRC entity by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company submitted the share purchase resolution to the Pingdingshan Bureau of Commerce for the necessary approval, however, whether the application will be approved was still unclear as of November 15, 2010. Thus, there is uncertainty as to the collectibility of the notes receivable and the advance from these related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from these related parties. If the Company is unsuccessful in obtaining the necessary government approval for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition and results of operations of the Company. See Notes 6 and 7.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

(f)	Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30 and June 30, 2010.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Toll Road Infrastructures

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

The Company capitalizes interest as a component of communication and monitoring equipment and toll road construction costs. No interest expense was capitalized by the Company for the three months ended September 30, 2010 and 2009, since construction was completed.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the three months ended September 30, 2010 and 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

•	The amount of revenue can be measured reliably,
•	It is probable that the economic benefits associated with the transaction will flow to the enterprise,
•	The costs incurred or to be incurred in respect of the transaction can be measured reliably, and
•	Collectibility is reasonably assured.

(n)	Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Note 16.

(o)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $107,358 and $50,633 were charged to operations for the three months ended September 30, 2010 and 2009.

(p)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding for the three months ended September 30, 2010 and 2009.

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

	September 30, 2010	June 30, 2010	September 30, 2009
Period ended RMB: US$ exchange rate	6.6981	6.8086	-
Average RMB: US$ exchange rate	6.7803	-	6.8411

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Comprehensive Income

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of these disclosure requirements did not have an impact on its consolidated financial position or results of operations.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 2 (f) - Fair Value of Financial Instruments.

3.	LIQUIDITY

The Company had a working capital deficit of $54,552,165 at September 30, 2010. This was principally due to the Company providing notes receivables to its related parties, Xinyang and Tai Ao for their construction and operation working capital. The Company currently generates its cash flow through operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $13,436,648. As of the date of this report, the Company has not experienced any difficulty in raising funds by bank loans, and has not experienced any liquidity problems in settling the payables in the normal course of business and repaying the bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

4.	NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010

Notes receivable from unrelated companies	$907,154	$892,432
Less: Provision for doubtful accounts	907,154	892,432
	$-	$-

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the aging of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from April 1, 2009. A full provision amounting to $797,084 was provided by the Company as of September 30, 2010.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income from the due date. A full provision amounting to $110,070 was provided by the Company as of September 30, 2010.

Interest income from the notes receivable for the three months ended September 30, 2010 and 2009 was $0 and $1,358, respectively.

5.	ACCOUNTS RECEIVABLE

	September 30, 2010 (Unaudited)	June 30, 2010

Accounts receivable	$559,171	$63,449
Less: Provision for doubtful accounts	55,538	54,637
	$503,633	$8,812

In 2006, the Company leased the operation right of its two service districts to Tongxiang Yali Industry Co., Ltd. In 2009, Tongxiang Yali Industry Co., Ltd. terminated the contract. The Company ceased accruing the rental income. A full provision amounting to $55,538 was provided by the Company as of September 30, 2010.

As of September 30, 2010, accounts receivable for tolling charges of $488,405 was pledged as collateral for the bank loan from China Minsheng Banking Corp., Ltd.  Also see Note 13.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

6.	NOTES RECEIVABLE FROM RELATED PARTIES

	September 30, 2010 (Unaudited)	June 30, 2010

Xinyang Expressway Co., Ltd.
Principal	$71,196,234	70,040,757
Interest receivable	10,038,406	8,835,382
	81,234,640	78,876,139

Henan Ruijia Industry Co., Ltd.
Interest receivable	$69,697	68,566
Less: Provision	(69,697)	-
	-	68,566

Henan Hairun Trade Co., Ltd.
Interest receivable	$23,342	22,964
Less: Provision	(23,342)	-
	-	22,964

Tai Ao Expressway Co., Ltd.
Principal	$71,666,020	$70,502,918
Interest receivable	10,088,067	8,877,375
	81,754,087	79,380,293

Total notes receivable from related parties	$162,988,727	$158,347,962

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

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $69,697 was provided by the Company for the interest as of September 30, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

6.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,342 was provided by the Company for the interest as of September 30, 2010.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,095,779 and $2,120,065 for the three months ended September 30, 2010 and 2009, respectively.

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

The collectibility of the notes receivable from these related parties depends to a large extent on the completion of the share purchase resolution discussed above. The transaction involves the acquisition of a PRC entity by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company submitted the share purchase resolution to the Pingdingshan Bureau of Commerce for approval, however, whether such approval will be obtained was still unclear as of November 15, 2010. Thus, there is uncertainty as to the collectibility of the notes receivable from these related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from these related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition and results of operations of the Company. Also see Note 7.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

7.	ADVANCES TO RELATED PARTIES

	September 30, 2010 (Unaudited)	June 30, 2010
Current advances to related parties:

Xinyang Hongqiao Heat Co., Ltd	447,888	-
Henan Hairun Trade Co., Ltd.	$-	146,873
	447,888	146,873

Long-term advance to a related party:
Tai Ao Expressway Co., Ltd.	$36,829,716	32,732,531

	$37,277,604	$32,879,404

The Company and Tai Ao Expressway Co., Ltd. are held by the same shareholder, Li Xipeng. The Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs.

The Company made payments to Tai Ao for working capital. For the three months ended September 30, 2010, the payments to Tai Ao amounted to $4,129,599, and the repayments from Tai Ao amounted to $615,545. The balances of $36,829,716 and $32,732,531 at September 30, 2010 and June 30, 2010, respectively, are unsecured, interest free and due on demand.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company agreed to purchase at least 51% of Tai Ao. The consideration for the purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be part of the Company’s acquisition of Tai Ao. The collectibility of the notes receivable and the advance from related parties to the large extent depends on completion of the share purchase resolution. The transaction involves the acquisition of a PRC entity by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company submitted the share purchase resolution to the Pingdingshan Bureau of Commerce for such approval. However, whether the application will be approved is still unclear as of November 15, 2010. Thus, there is uncertainty as to the collectibility of the notes receivable and the advance from these related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from these related parties. If the Company is unsuccessful in obtaining the necessary government for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition and results of operations of the Company. Also see Note 6.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made prepayment to Hairun for its working capital needs. For the three months ended September 30, 2010, the prepayments to Hairun were $0, and the repayments from Hairun were $146,873. The balances at September 30, 2010 and June 30, 2010 were $0 and $146,873, respectively.

The Company and Xinyang Hongqiao Heat Co., Ltd are held by the same shareholder, Li Xipeng. The Company made advances to Xinyang Hongqiao Heat Co., Ltd for its working capital needs. For the three months ended September 30, 2010, the advances to Xinyang Hongqiao Heat Co., Ltd amounted to $447,888. The balance at September 30, 2010 is unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

8.	DUE TO A RELATED PARTY

	September 30, 2010 (Unaudited)	June 30, 2010

Zhengzhou Zhengbian Tap Water Co., Ltd	$-	$587,492
ZhengzhouZhengdong Thermoelectricity Co., Ltd	3,436,596	-

Total	$3,436,596	$587,492

The Company borrowed working capital from Zhengzhou Zhengbian Tap Water Co., Ltd, which is controlled by the same shareholder of the Company, Li Xipeng. The Company repaid the amount during the three months ended September 30, 2010.

The Company borrowed working capital from Zhengzhou Zhengdong Thermoelectricity Co., Ltd, which is controlled by a shareholder of the Company, Li Xipeng. For the three months ended September 30, 2010, the working capital borrowed from Zhengzhou Zhengdong Thermoelectricity Co., Ltd was $7,374,283 and the repayment to Zhengzhou Zhengdong Thermoelectricity Co., Ltd was $3,979,360. The balance of $3,436,596 at September 30, 2010 is unsecured, interest free and has no fixed repayment term.

9.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010

At cost:	$466,510,293	$458,939,075

Less: Accumulated depreciation	33,004,219	30,277,376
Toll road infrastructures, net	$433,506,074	$428,661,699

Depreciation expense for the three months ended September 30, 2010 and 2009 was $2,200,340 and $1,837,534, respectively. Also see Notes 2(e) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans were secured by the toll road operating right owned by the Company. Also see Note 14.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

10.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
At cost:
Toll station and ancillary facilities	$10,731,482	$10,557,317
Communication and monitoring equipment	5,948,708	5,852,164
Motor vehicles	1,558,967	1,533,666
Machinery	304,206	299,269
Office equipment	661,538	614,884
	19,204,901	18,857,300
Less: Accumulated depreciation
Toll station and ancillary facilities	1,592,942	1,481,751
Communication and monitoring equipment	827,076	766,348
Motor vehicles	1,057,144	993,498
Machinery	158,899	147,249
Office equipment	340,945	314,313
	3,977,006	3,703,159

Plant and equipment, net	$15,227,895	$15,154,141

Depreciation expense for the three months ended September 30, 2010 and 2009 was $210,177 and $206,487, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

11.	LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010

Cost	$54,894,528	$54,003,618
Less: Accumulated amortization	9,143,893	8,493,967
Land use rights, net	$45,750,635	$45,509,651

Amortization expense for the three months ended September 30, 2010 and 2009 was $503,617 and $499,142, respectively.

Amortization expense for the next five years and thereafter is as follows:

September 30, 2011	$2,039,192
September 30, 2012	2,039,192
September 30, 2013	2,039,192
September 30, 2014	2,039,192
September 30, 2015	2,039,192
Thereafter	35,554,675
Total	$45,750,635

12.	LONG-TERM INVESTMENT

	September 30, 2010 (Unaudited)		June 30, 2010
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.39%	$1,612,398	2.39%	$1,586,229

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of September 30, 2010 and June 30, 2010, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the three months ended September 30, 2010 and 2009.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

13.	SHORT-TERM BANK LOAN

Short-term bank loan as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the chief executive officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable for tolling charges owned by the Company. Also see Note 5.	7,464,803	7,343,654

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the chief executive officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	7,464,804	7,343,653
Total short-term bank loans	$14,929,607	$14,687,307

Interest expense for the three months ended September 30, 2010 and 2009 was $211,233 and $97,024, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

14.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$89,577,641	$88,123,843

Loan from Agricultural Bank of China, due July 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	26,873,292	26,437,154

Loan from Agricultural Bank of China, due February 20, 2019, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	28,366,253	29,374,614

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, bearing a 5.35% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 26 unequal installments from November 2007, and interest is paid monthly.	166,572,610	163,869,224

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	149,296,069	146,873,072

Loans from China Construction Bank, due August 17, 2013, bearing a 5.13% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity, and interest is paid monthly.	13,436,648	-
Total long-term bank loans	474,122,513	454,677,907
Less: current portion	23,403,652	20,086,361

Long-term portion	$450,718,861	$434,591,546

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

14.	LONG-TERM BANK LOANS (CONTINUED)

For the three months ended September 30, 2010 and 2009, interest expense was $6,731,447 and $7,236,096, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets.

The repayment schedule for the long-term bank loans is as follows:

September 30, 2011	$23,403,652
September 30, 2012	30,384,736
September 30, 2013	51,286,186
September 30, 2014	33,854,377
September 30, 2015	33,854,377
Thereafter	301,339,185
Total	$474,122,513

15.	NOTES PAYABLE

	September 30, 2010 (Unaudited)	June 30, 2010

Bank acceptance notes	$5,822,493	$3,520,608

Notes payable were issued to the Company’s contractors through China Construction Bank. The notes are interest free. Notes payable of $4,161,713 were issued at July 1, 2010 and are due December 1, 2010, notes payable of $1,243,725 were issued at July 6, 2010 and are due December 6, 2010, and notes payable of $417,055 were issued at August 27, 2010 and are due February 26, 2011.

Restricted cash of $582,249 collateralize the notes at September 30, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

16.	DEFERRED REVENUE

	September 30, 2010 (Unaudited)	June 30, 2010

Deferred revenue	$15,698,916	$15,601,437
Imputed interest discount	(8,995,284)	(8,980,030)
Total	6,703,632	6,621,407
Less: current portion	101,598	99,949

Long-term portion	$6,602,034	$6,521,458

The Company leases four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) pursuant to a 30 year lease beginning January 1, 2006. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the three months ended September 30, 2010 and 2009 was $152,760 and $151,403 respectively. The imputed interest for the three months ended September 30, 2010 and 2009 was $131,281 and $131,691, respectively.

The Company leases communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch pursuant to a 15 year lease beginning August 1, 2009. The total rental fee is $312,180, which will be paid in 3 installments of $104,060 in July of every 5th year. The amount received is before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized for the three months ended September 30, 2010 and 2009 was $5,203 and $0, respectively.

17.	ADVANCES FROM CUSTOMERS

	September 30, 2010 (Unaudited)	June 30, 2010

Henan Expressway Management Bureau	$-	$2,019,532
Jiaxin Shitong Highway Service Management Limited Company	179,155	176,248
Xinle Huitong Enterprise and Service Management Co., Ltd	167,212	164,498
Others	24,634	35,432

Total	$371,001	$2,395,710

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

17.	ADVANCE FROM CUSTOMERS (CONTINUED)

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company from October 16, 2010 to October 15, 2015. The total rental fee is $895,775, which is to be paid in five annual installments of $179,155. The advance from customers for rental income as of September 30, 2010 was $179,155. Also see Note 5.

On June 26, 2010, the Company rented the West Pingdingshan and Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd from October 16, 2010 to October 15, 2015. The total rental fee will be $836,060, which will be paid in five annual installments of $167,212. The advance from customers for rental income as of September 30, 2010 was $167,212. Also see Note 5.

18.	INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company beginning January 1, 2008 will be 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on their best estimates and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

The Company uses ASC 740-10. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010, the Company did not have a liability for unrecognized tax benefits.

Income tax expense is summarized as follows:

	Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Current	$-	$3,405
Deferred	520,868	1,048,770
Income tax expense	$520,868	$1,052,175

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

18.	INCOME TAX (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Computed “expected” expense	$507,843	$996,670
Valuation allowance	13,025	-
Permanent difference	-	55,505
Income tax expense	$520,868	$1,052,175

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

18.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	September 30, 2010 (Unaudited)	June 30, 2010
G&A expenses	$326,548	$330,313
Road maintenance costs	591,834	316,408
Other expenses	128,497	126,412
Payroll expenses	-	58,368
Bad debts	13,885	13,659
US loss carry forward	281,733	268,708
Valuation allowance	(281,733)	(268,708)
PRC loss carry forward	505,071	939,492
Total deferred tax assets	1,565,835	1,784,652

Sales cut-off	(1,222,273)	(920,961)
Welfare	(13,360)	-
Interest income	(8,679,360)	(8,940,112)
Interest expense	(74,768)	(34,583)
Consulting fees	(77,940)	(113,393)
Timing difference between PRC book and tax return	(88,783)	-
Other expenses	(75,023)	(62,548)
Total deferred tax liabilities	(10,231,507)	(10,071,597)

Net deferred tax liabilities	$(8,665,672)	$(8,286,945)

Non-current portion:

Rental income	$145,727	$149,941
Capitalized interest	2,283,037	2,245,984
Amortization	2,285,973	2,123,492
Bad debts	2,750,780	2,706,136
Total deferred tax assets	7,465,517	7,225,553

Depreciation	(3,468,020)	(3,012,315)
Total deferred tax liabilities	(3,468,020)	(3,012,315)

Net deferred tax assets	$3,997,497	$4,213,238

As of September 30, 2010, the PRC loss carry forward of $505,071 represents the net operating loss of the Company’s subsidiary Ping. According to the new CIT Law of China, such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed five years. The net operating loss carry forward expires in year 2015.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

18.	INCOME TAX (CONTINUED)

As of September 30, 2010, the US losses carried forward is $281,733. Such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed 20 years. The net operating loss carry forward will expire in year 2030.The Company estimated that there are no sufficient profits available within the loss-carried-forward period and the losses carried forward have not been realized.

19.	CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In management opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,704,244). The guarantee period is from September 1, 2010 to December 31, 2011.  As of September 30, 2010, Tai Ao borrowed the loan of Rmb 50 million (approximately $7,464,803), due September 15, 2011.

Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for the bank loans of $7,464,803 the Company borrowed from the Bank. Also see Note 13.

As of September 30, 2010, restricted cash of $7,464,803 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd for the notes payable issued by the Company to Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company’s management considers the risk of default by Tai Ao to be remote and therefore no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2010. No fee was paid to Tai Ao for their guarantee.

The Company’s management considers the risk of default by Zhengzhou Zhengdong Thermoelectricity Co., Ltd to be remote and therefore no liability for the pledgor's obligation under the mortgagee was recognized as of September 30, 2010. No fee was paid to Zhengzhou Zhengdong Thermoelectricity Co., Ltd for their mortgagee.

20.	CONTRIBUTED CAPITAL

Included in additional paid-in capital is a contribution from a shareholder of the Company. Long Triumph Investments Limited (“LTII”) paid certain expenses on behalf of the Company.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

21.	SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from these related parties depends to a large extent on completion of the share purchase discussed above. The transaction involves the acquisition of a PRC entity by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has submitted the share purchase to the Pingdingshan Bureau of Commerce for the necessary approval, however, whether the application will be approved was still unclear as of November 15, 2010. Thus, there is uncertainty as to the collectibility of the notes receivables from these related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from these related parties. If the Company is unsuccessful in obtaining the necessary government approval for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition and results of operations of the Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2010 and June 30, 2010.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended September 30, 2010 and 2009.

Related Parties Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Relationship with the Company
Tai Ao Expressway Co., Ltd. (“Tai Ao”)	hold by the same shareholder with the Company
Xinyang Expressway Co., Ltd. (“Xinyang”)	hold by the same shareholder with the Company
Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Substantially controlled by the Vice President of Operations of the Company
Henan Hairun Trade Co., Ltd. (“Hairun”)	hold by the same shareholder with the Company
Xinyang Hongqiao Heat Co., Ltd. (“Hongqiao”)	hold by the same shareholder with the Company
Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”)	hold by the same shareholder with the Company
Zhengzhou Zhengbian Tap Water Co., ltd.(“Zhengbian”)	hold by the same shareholder with the Company

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

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company agreed to purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivable and the advance from these related parties depends to a large extent on completion of the share purchase discussed above. The transaction involves the acquisition of a PRC entity by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company submitted the share purchase resolution to the Pingdingshan Bureau of Commerce for the necessary approval, however, whether the application will be approved was still unclear as of November 15, 2010. Thus, there is uncertainty as to the collectibility of the notes receivable and the advance from these related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from these related parties. If the Company is unsuccessful in obtaining the necessary government approval for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition and results of operations of the Company.

On April 12, 2009, Ruijia entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable is due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $69,697 was provided by the Company for the interest as of September 30, 2010.

On July 28, 2009, Hairun entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable is due July 27, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,342 was provided by the Company for the interest as of September 30, 2010.

The above mentioned notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,095,779 and $2,120,065 for the three months ended September 30, 2010 and 2009, respectively.

The Company made payments to Tai Ao for working capital. For the three months ended September 30, 2010, the payments to Tai Ao amounted to $4,129,599, and the repayments from Tai Ao were $615,545. The balances are unsecured, interest free and due on demand.

The Company made payments to Hairun for its working capital needs. For the three months ended September 30, 2010, the payments to Hairun were $0, and the repayments from Hairun were $146,873.

Xinyang Hongqiao Heat Co., Ltd is substantially held by the same shareholder of the Company, Li Xipeng. The Company made advances to Hongqiao for its working capital needs. For the three months ended September 30, 2010, the advances to Hongqiao amounted to $447,888. The balance at September 30, 2010 is unsecured, interest free and due on demand.

The Company borrowed working capital from Zhengdong, which is held by the same shareholder of the Company, Li Xipeng. For the three months ended September 30, 2010, the working capital borrowed from Zhengdong was $7,374,283 and the repayment to Zhengdong was amounting to $3,979,360. The balances are unsecured, interest free and have no fixed repayment term.

The Company lent working capital from Zhengbian. The Company repaid the amount $587,492 during the three months ended September 30, 2010.

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

The Company entered into a guarantee agreement with China Citic Bank Zhenzhou Branch. Pursuant to the agreement, the Company provided corporate guarantees for bank loans to our related party, Tai Ao Expressway Co., Ltd., with a debt ceiling of Rmb 65 million (approximately $9,704,244). The guarantee period is from September 1, 2010 to December 31, 2011.  As of September 30, 2010, Tai Ao borrowed the loan of Rmb 50 million (approximately $7,464,803), due September 15, 2011. Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for the bank loans of $7,464,803 the Company borrowed from the Bank.

As of September 30, 2010, restricted cash of $7,464,803 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd for the notes payable issued by the Company to Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company considered the risk of default by Tai Ao Expressway Co., Ltd. is remote and therefore no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2010.

The Company’s management considered the risk of default by Zhengzhou Zhengdong Thermoelectricity Co., Ltd is remote and therefore no liability for the pledgor's obligation under the mortgagee was recognized as of September 30, 2010. No fee was paid to Zhengzhou Zhengdong Thermoelectricity Co., Ltd for their mortgagee.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of these disclosure requirements did not have an impact on its consolidated financial position or results of operations.

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

Results of Operations

Results of Operations for the Three (3) Months Ended September 30, 2010 Compared to the Three (3) Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended September 30 (Unaudited)		Three Months Ended September 30 (Unaudited)
	2010	2009	2010	2009

Revenues	13,100,836	13,578,529	100.0%	100.0%
Operating costs	2,226,236	1,277,504	17.0%	9.4%
Depreciation and amortization	2,751,841	1,888,533	21.0%	13.9%
Gross profit	8,122,759	10,412,492	62.0%	76.7%
General and administrative expenses	1,063,388	1,368,500	8.1%	10.1%
Income from operations	7,059,371	9,043,992	53.9%	66.6%
Interest income from related parties	2,095,779	2,120,065	16.0%	15.6%
Other interest income	37,708	71,324	0.3%	0.5%
Interest expense	7,209,501	7,531,649	55.0%	55.5%
Other income, net	48,016	282,949	0.4%	2.1%
Income from operations before income taxes	2,031,373	3,986,681	15.5%	29.4%
Income tax expense	520,868	1,052,175	4.0%	7.7%
Net income	1,510,505	2,934,506	11.5%	21.6%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues decreased by approximately $0.5 million, or 3.5%, from approximately $13.6 million for the three months ended September 30, 2009 to approximately $13.1 million for the three months ended September 30, 2010. The decrease was mainly due to the following factors:

Average daily traffic volume decreased due to competition from nearly toll highways and toll-free roads.

The Lianhuo Expressway expansion project, which forced a detour of traffic away from the Pingling Expressway. Lianhuo Expressway connects the Pinglin Expressway from the north. The Lianhuo Expressway expansion project is expected to be completed in June 2011. Until completion of this project, the Company expects traffic volume on the Pingling Expressway to be adversely impacted.

Due to these factors set forth above, our revenues for the three months ended September 30, 2010 decreased 3.5% compared to the three months ended September 30, 2009.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs, direct construction costs and labor costs associated with the toll operations. For the three months ended September 30, 2010, our operating costs increased by approximately $0.9 million, or 74.3%, to approximately $2.2 million, compared to approximately $1.3 million for the three months ended September 30, 2009. The increase is mainly due to the increase in our specific project costs and the road surface evenness project for three months ended September 30, 2010.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.9 million, or 45.7%, from approximately $1.9 million for the three months ended September 30, 2009 to approximately $2.8 million for the three months ended September 30, 2010. The increase is mainly contributed to the increase in depreciation, which was mainly caused by the reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

Management assesses the future total expected traffic volume at each period end. Considering the current economic environment and the actual traffic volume evolvement during the period ended September 30, 2010, compared to prior years’ estimate, management believed that there was a significant decline in future total anticipated volume. Based on such estimation, the depreciation for the three months ended September 30, 2010 increased compared to the three months ended September 30, 2009.

Gross Profit

Our gross profit decreased by approximately $2.3 million, or 22.0%, from approximately $10.4 million for the three months ended September 30, 2009 to approximately $8.1 million for the three months ended September 30, 2010. Such gross profit decrease is primarily due to the decrease in our revenues and the increase in our operating costs.

Gross profit as a percentage of revenues decreased from 76.7% for the three months ended September 30, 2009 to 62.0% for the three months ended September 30, 2010 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.3 million, or 22.3%, from approximately $1.4 million for the three months ended September 30, 2009 to approximately $1.1 million for the three months ended September 30, 2010. Such decrease is primarily due to the decrease in consulting fees.

Interest Income and Expense

Interest income from related parties decreased by approximately $0.02 million, or 1.1%, from approximately $2.12 million for the three months ended September 30, 2009 to approximately $2.10 million for the three months ended September 30, 2010. The decrease is primarily due to the Company received the principal of notes receivable from Ruijia and Hairun on November 12, 2009. Accordingly, the interest income from related parties decreased for the three months ended September 30, 2010.

Interest expense decreased by approximately $0.3 million, or 4.3%, from approximately $7.5 million for the three months ended September 30, 2009 to approximately $7.2 million for the three months ended September 30, 2010. This decrease is primarily due to the decreased interest rate of our loans.  The People’s Bank of China decreased the benchmark of the interest rate for long-term loans over five years from 7.83% for the three months ended September 30, 2009 to 5.94% for the three months ended September 30, 2010. Accordingly, our lenders decreased their interest rates to some degree.

Income Tax Expense

Income tax expense decreased by approximately $0.6 million, or 50.5%, from approximately $1.1 million for the three months ended September 30, 2009 to approximately $0.5 million for the three months ended September 30, 2010, as a result of the decrease in our income from operations. Our effective tax rate was 26% for the three months ended September 30, 2010 and 2009.

Net Income

Our net income decreased by approximately $1.4 million, or 48.5%, from approximately $2.9 million for the three months ended September 30, 2009 to approximately $1.5 million for the three months ended September 30, 2010. This decrease is primarily due to the decrease in our revenues and increase in our costs.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited. During the reporting periods, to increase its cash resources, we obtained a long-term loan of $13,436,648. As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and has not experienced any liquidity problems in settling the payables in the normal course of business and repaying the bank loans when they fall due. To improve liquidity, we may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Three Months Ended September 30
	2010	2009
Net cash provided by operating activities	$3,734,405	$6,501,368
Net cash used in investing activities	(8,796,020)	(4,977,546)
Net cash provided in financing activities	8,969,352	-
Net decrease in cash and cash equivalents	3,907,737	1,523,822
Effect of exchange rate changes on cash	(114,122)	(23,957)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260
Cash and cash equivalents at end of period	$5,060,814	$3,114,125

Operating Activities

Net cash provided by operating activities was approximately $3.7 million for the three months ended September 30, 2010, as compared to $6.5 million for the three months ended September 30, 2009. This decrease is primarily due to the decrease in our advance from customers and other current liabilities.

Investing Activities

Net cash used in investing activities was approximately $8.8 million for the three months ended September 30, 2010 as compared to approximately $5.0 million for the three months ended September 30, 2009.  The change is primarily due to the fact that (a) we provided more working capital for a related party company (Zhengdong) of $3.4 million for the three months ended September 30, 2010, and (b) we settled more payables with our contractors during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Financing Activities

Net cash provided in financing activities was $9.0 million for the three months ended September 30, 2010, as compared to $0 for the three months ended September 30, 2009. Such change is primarily due to the fact that we received a long-term bank loans of $13.3 million from China Construction Bank due to the working capital need.

Working Capital

Our working capital increased by approximately $7.0 million from a deficit approximately $61.6 million as of June 30, 2010 to a deficit approximately $54.6 million as of September 30, 2010.  This was primarily due to an increase in cash and cash equivalents of approximately $3.8 million, restricted cash of approximately $7.9 million, a decrease in payable to contractors of approximately $2.9 million, partially offset by an increase in current portion of long-term loans of approximately $3.3 million, due to a related party of approximately 2.8 million. The negative working capitals of the Company as of September 30, 2010 and June 30, 2010 are mainly due to that the current notes receivables from related parties are reclassified into long term assets.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will be also involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to the large extent depends on completion of the share purchase resolution as above mentioned. The transaction is the acquisition by a foreign company and is required to be approved by the Bureau of Commerce in the PRC. The Company has applied the share purchase application to the Pingdingshan Bureau of Commerce. However, whether the application will be approved is still unclear as of September 30, 2010. Thus, there is uncertainty as to the collectibility of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in getting approval for the acquisition of Tai Ao, this reserve estimate could have a material impact on the financial condition of the Company.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0 and $0 for the three months ended September 30, 2010 and 2009, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.  We have no current plans to construct or invest in any new toll road companies at this time.

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

Not required

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

Not required.

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	By:	/s/ Li Xipeng
Name:Li Xipeng
Chief Executive Officer, Principal Executive
Officer and Chairman of the Board

Date: November 15, 2010	By:	/s/ Zhang Chunxian
Name:Zhang Chunxian
Chief Financial Officer, Principal Financial and
Accounting Officer and Director