Form 10-Q
period 2010-12-31
China Infrastructure Investment CORP
filed 2011-02-22
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to __________

COMMISSION FILE NUMBER: 001-34150

CHINA INFRASTRUCTURE INVESTMENT
CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0484183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room D, 2F, Building 12, XinxinHuayuan, Jinshui Road, Zhengzhou, Henan Province
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 18, 2011 the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	June 30, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,776,786	$1,267,199
Restricted cash	7,770,243	3,961,227
Notes receivable, net of allowance for doubtful accounts of $918,995
and $892,432 at December 31, 2010 and June 30, 2010	3,145,891	-
Accounts receivable, net of allowance for doubtful accounts of $56,263
and $54,637 at December 31, 2010 and June 30, 2010 respectively	1,930,198	8,812
Other receivables	180,067	150,132
Advances to related parties	2,549,986	146,873
Prepaid expenses	1,688,434	465,329
Other current assets	423,857	432,155
Total current assets	24,465,462	6,431,727

LONG-TERM ASSETS
Toll road infrastructures, net	436,817,459	428,661,699
Plant and equipment, net	15,386,045	15,154,141
Land use rights, net	45,831,340	45,509,651
Notes receivable from related parties	165,116,125	158,347,962
Advance to a related party	38,293,524	32,732,531
Long-term investment	1,633,443	1,586,229
Deferred taxes	3,783,336	4,213,238
Total long-term assets	706,861,272	686,205,451

TOTAL ASSETS	$731,326,734	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	June 30, 2010
	(Unaudited)

CURRENT LIABILITIES
Other payables and accrued liabilities	$2,707,946	$2,125,696
Short-term bank loans	15,124,474	14,687,307
Current portion of long-term bank loans	13,612,027	20,086,361
Notes payable	573,743	3,520,608
Payable to contractors	14,187,114	15,873,729
Deferred taxes	9,179,311	8,286,945
Deferred revenue, current	102,924	99,949
Due to related parties	6,518,447	587,492
Advances from customers	359,269	2,395,710
Accrued payroll	117,215	347,297
Other current liabilities	51,919	32,632
Total current liabilities	62,534,389	68,043,726

LONG-TERM LIABILITIES
Long-term bank loans	469,270,093	434,591,546
Deferred revenue, long-term	6,660,844	6,521,458
Total long-term liabilities	475,930,937	441,113,004

TOTAL LIABILITIES	538,465,326	509,156,730

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued
and outstanding at December 31, 2010 and June 30,2010, respectively	80,000	80,000
Additional paid-in capital	141,374,184	141,374,184
Accumulated other comprehensive income	34,013,779	28,484,004
Retained earnings, (restricted portion was $43,234 at December 31, 2010 and June 30, 2010)	17,393,445	13,542,260
Total Shareholders’ Equity	192,861,408	183,480,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$731,326,734	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

REVENUES	$15,979,029	$11,606,494	$29,055,615	$25,185,736

OPERATING COSTS	1,600,694	1,309,615	3,832,200	2,087,778

DEPRECIATION AND AMORTIZATION	2,888,354	2,101,442	5,639,045	4,489,220

GROSS PROFIT	11,489,981	8,195,437	19,584,370	18,608,738

General and administrative expenses	1,152,826	1,111,695	2,213,695	2,480,214

INCOME FROM OPERATIONS	10,337,155	7,083,742	17,370,675	16,128,524

OTHER INCOME (EXPENSES)

Interest expense	(7,272,532)	(7,075,935)	(14,481,502)	(14,542,137)

Interest income from related parties	-	2,101,364	2,113,436	4,223,010

Other interest income	7,100	42,445	45,067	46,597

Other income, net	3,709	216,917	52,097	499,891

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,075,432	2,368,533	5,099,773	6,355,885

INCOME TAX EXPENSE	(729,477)	(597,088)	(1,248,588)	(1,649,431)

NET INCOME	2,345,955	1,771,445	3,851,185	4,706,454

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	2,480,845	9,908	5,529,775	200,902

OTHER COMPREHENSIVE INCOME	2,480,845	9,908	5,529,775	200,902

COMPREHENSIVE INCOME	$4,826,800	$1,781,353	$9,380,960	$4,907,356

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.03	$0.02	$0.05	$0.06

See accompanying notes to the condensed consolidated financial statements

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,851,185	$4,706,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	92,686	-
Depreciation and amortization	5,967,687	4,800,637
Deferred taxes	1,322,268	1,324,706
Deferred revenue	(318,588)	(302,918)
Imputed interest	264,774	263,480
Expenses paid by shareholder	-	241,839
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(1,921,386)	572,589
Other receivables	(29,934)	5,724
Other current assets	(1,214,809)	855,385
Increase (Decrease) In:
Other payables and accrued liabilities	582,250	(376,786)
Advances from customers	(2,036,441)	-
Other current liabilities	(210,794)	197
Net cash provided by operating activities	6,348,898	12,091,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(209,706)	(181,136)
Decrease in payable to contractors	(1,686,615)	(1,261,970)
Increase in principal of notes receivable	(3,093,549)	-
Increase in principal of notes receivable from related parties	-	2,193,441
Increase in notes receivable from related parties for interest	(2,113,436)	(4,224,141)
Increase in advance to related parties	(6,869,226)	-
Net cash used in investing activities	(13,972,532)	(3,473,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	18,888,494	-
Repayments of long-term bank loans	(4,461,849)	(10,244,832)
Proceeds from notes payable	9,667,283	438,688
Repayments of notes payable	(12,668,168)	(3,524,750)
Increase in due to related parties	5,815,078	731,294
Restricted cash	(3,809,016)	3,550,761
Net cash provided by (used in) financing activities	13,431,822	(9,048,839)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,808,188	(431,338)
Effect of exchange rate changes on cash	(298,601)	(23,618)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,776,786	$1,159,304

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,040,646	$14,246,180
Income taxes paid	23,928	-

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

On September 9, 2010, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that, for the previous 30 consecutive business days, the closing bid price of the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  The Company will be provided 180 calendar days, or until March 8, 2011, to regain compliance with the minimum bid price requirement.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2010, and the statements of its operations for the six months ended December 31, 2010 and 2009 and statements of cash flows for the six months ended December 31, 2010 and 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. and Xinyang Expressway Co., Ltd. as of December 31 and June 30, 2010. Also see Notes 6 and 7.

(d)          Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned above. Chinese government now requires foreign acquirer of the assets based in China to use all cash in acquisition. Share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from Reform and Development Commission is uncertain. The Company has to arrange a large amount of cross-border capital transaction, which can be time consuming and technically difficult due to the foreign exchange control in China. In addition, Chinese government recently imposed a new national security review on future foreign acquisition of certain type of businesses and assets that are of the strategic and national security interest of China, including infrastructure projects. Since this regulatory requirement just became effective, it is uncertain how the government will view this transaction and what steps will be taken. The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of December 31, 2010 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transaction by June 30, 2011, either effectuating the acquisition or settling the related party receivables.

(f)          Fair Value of Financial Instruments

ASC 820-10 (fair value measurement) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at December 31 and June 30, 2010.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

(i)           Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(j)          Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the six months ended December 31, 2010 and 2009.

(k)          Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

-      The amount of revenue can be measured reliably,

-      It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-      The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)          Revenue Recognition (Continued)

-      Collectibility is reasonably assured.

(l)          Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Note 16.

(m)         Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $56,421 and $124,685 were charged to operations for the six months ended December 31, 2010 and 2009.

(n)          Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2010 and 2009.

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

	December 31, 2010	June 30, 2010	December 31, 2009

Period ended RMB:US$ exchange rate	6.6118	6.8086	-
Average RMB: US$ exchange rate for three months ended	6.6670	-	6.8360
Average RMB: US$ exchange rate for six months ended	6.7237	-	6.8386

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (p)         Comprehensive Income

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

 (q)         Recent Accounting Pronouncements

No new accounting pronouncements have been adopted that will have a material effect on the condensed consolidated financial statements.

3.           LIQUIDITY

The Company had a working capital deficit of $38,068,927 at December 31, 2010. This was principally due to the Company providing notes receivables to its related parties, Xinyang and Tai Ao for their highway construction and working capital. The Company currently generates its cash flow through operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $19,208,083. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

4.           RESTRICTED CASH

Restricted cash consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

Deposit for notes payable issued	$193,495	$3,520,608
Prepaid deposit for notes payable	14,511	440,619
Deposit for pledge to Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	7,562,237	-
	$7,770,243	$3,961,227

As of December 31, 2010, restricted cash of $7,562,237 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd. Also see Notes 16 and 20.

5.           NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

Notes receivable from unrelated companies	$4,064,886	$892,432
Less: Provision for doubtful accounts	918,995	892,432
	$3,145,891	$-

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the age of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on April 1, 2009. A full provision amounting to $807,488 was provided by the Company as of December 31, 2010.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on the due date. A full provision amounting to $111,507 was provided by the Company as of December 31, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

5.           NOTES RECEIVABLE (CONTINUED)

On November 10, 2010, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $120,996. The note is unsecured and is due November 9, 2011, and bears a 7.9656% interest rate per annum. On January 31, 2011, the Company collected the note from Pingdingshan Expressway Construction Co., Ltd.

On December 31, 2010, the Company loaned Pingdingshan YuJinWenQuan Hotel Co., Ltd. $3,024,895. The note is unsecured, interest free and is due January 4, 2011. On January 4, 2011, the Company collected the note from Pingdingshan YuJinWenQuan Hotel Co., Ltd.

Interest income from the notes receivable for the six months ended December 31, 2010 and 2009 was $0 and $2,718, respectively.

6.           ACCOUNTS RECEIVABLE

	December 31, 2010 (Unaudited)	June 30, 2010

Accounts receivable for tolling charges	$1,924,602	$-
Accounts receivable for rental income	61,859	63,449
	1,986,461	63,449
Less: Provision for doubtful accounts	56,263	54,637
	$1,930,198	$8,812

In 2006, the Company leased the operation right of its two service districts to Tongxiang Yali Industry Co., Ltd. In 2009, Tongxiang Yali Industry Co., Ltd. terminated the contract. The Company ceased accruing the rental income. A full provision amounting to $56,263 was provided by the Company as of December 31, 2010.

As of December 31, 2010, accounts receivable for tolling charges of $1,924,602 was pledged as collateral for the bank loan from China Minsheng Banking Corp., Ltd.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES

	December 31, 2010 (Unaudited)	June 30, 2010

Xinyang Expressway Co., Ltd.
Principal	$72,125,518	70,040,757
Interest receivable	10,169,431	8,835,382
	82,294,949	78,876,139

Henan Ruijia Industry Co., Ltd.
Interest receivable	$70,607	68,566
Less: Provision	(70,607)	-
	-	68,566

Henan Hairun Trade Co., Ltd.
Interest receivable	$23,647	22,964
Less: Provision	(23,647)	-
	-	22,964

Tai Ao Expressway Co., Ltd.
Principal	$72,601,435	$70,502,918
Interest receivable	10,219,741	8,877,375
	82,821,176	79,380,293

Total notes receivable from related parties	$165,116,125	$158,347,962

On June 29, 2010, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties for three months ended December 31, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 29, 2010, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties for three months ended December 31, 2010.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest are repaid at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $70,607 was provided by the Company for the interest as of December 31, 2010.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,647 was provided by the Company for the interest as of December 31, 2010.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,113,436 and $4,221,423 for the six months ended December 31, 2010 and 2009, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $82,294,949, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned below.

The Chinese government now requires foreign acquirers of the assets based in China to use all cash in the acquisition. A share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from the Reform and Development Commission is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

In addition, the Chinese government recently imposed a new national security review on future foreign acquisitions of certain types of businesses and assets that are of the strategic and national security interest of China, including infrastructure projects. Since this regulatory requirement just became effective, it is uncertain how the government will view this transaction and what steps will be taken.

The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of December 31, 2010 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transaction as of June 30, 2011, either effectuating the acquisition or settling the related party receivables. Also see Note 8.

According to ASC 605, “Revenue Recognition”, revenue generally is realized or realizable and earned when ALL of the following criteria are met
 - There is persuasive evidence that an arrangement exists;
 - Delivery has occurred or services have been rendered;
 - The seller's price to the buyer is fixed or determinable, and
 - Collectibility is reasonable assured.

The Company’s management believes that from October 1st, the collectability of the future interest income resulted from the notes receivable is uncertain. Therefore, the Company believes such income does not meet the related revenue recognition policy as above, and is no longer realizable. The Company decided to cease accruing the interest income from the notes receivable from related parties for three months ended December 31, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

8.	ADVANCES TO RELATED PARTIES

	December 31, 2010 (Unaudited)	June 30, 2010

Current advances to related parties:

ZhengZhou Zhengbian Heat Ltd.	2,096,252	-
Xinyang Hongqiao Heat Co., Ltd.	453,734	-
Henan Hairun Trade Co., Ltd.	$-	146,873
Total current advances	2,549,986	146,873

Long-term advance to a related party:

Tai Ao Expressway Co., Ltd.	38,293,524	32,732,531
Total long-term advance	$38,293,524	32,732,531

	$40,843,510	$32,879,404

The Company and Tai Ao Expressway Co., Ltd. have the same chairman, Li Xipeng. 51% shares of Tai Ao are substantially held by Li Xipeng. The Company made payments to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs. For the six months ended December 31, 2010, the payments to Tai Ao amounted to $10,113,524, and the repayments from Tai Ao amounted to $5,603,129. The balances of $38,293,524 and $32,732,531 at December 31, 2010 and June 30, 2010, respectively, are unsecured, interest free and due on demand.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution. Also see Note 7.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

8.	ADVANCES TO RELATED PARTIES (CONTINUED)

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the six months ended December 31, 2010.

The Company and Xinyang Hongqiao Heat Co., Ltd. have the same chairman, Li Xipeng. 92% shares of Xinyang Hongqiao Heat Co., Ltd. are substantially held by Li Xipeng. The Company made payments to Xinyang Hongqiao Heat Co., Ltd. for its working capital needs. The balance of $453,734 at December 31, 2010 is unsecured, interest free and due on demand.

The Company and ZhengZhou Zhengbian Heat Ltd. have the same chairman, Li Xipeng. 80% shares of ZhengZhou Zhengbian Heat Ltd. are substantially held by Li Xipeng. The Company made payments to ZhengZhou Zhengbian Heat Ltd. for its working capital needs. For the six months ended December 31, 2010, the payments to Zhengbian were $2,805,016, and the repayments from Zhengbian were $743,641. The balance at December 31, 2010 was $2,096,252. The balance at December 31, 2010 is unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

9.           DUE TO RELATED PARTIES

	December 31, 2010 (Unaudited)	June 30, 2010

Henan Hairun Trade Co., Ltd.	$2,268,671	$-
Zhengzhou Zhengbian Tap Water Co., Ltd.	-	587,492
Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	4,249,776	-

Total	$6,518,447	$587,492

The Company borrowed working capital from Henan Hairun Trade Co., Ltd., which is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The balance of $2,268,671 at December 31, 2010 is unsecured, interest free and has no fixed repayment term.

The Company borrowed working capital from Zhengzhou Zhengbian Tap Water Co., Ltd., which has the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengbian Tap Water Co., Ltd. are substantially held by Li Xipeng. The Company repaid the amount during the six months ended December 31, 2010.

The Company borrowed working capital from Zhengzhou Zhengdong Thermoelectricity Co., Ltd., which has the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. are substantially held by Li Xipeng. For the six months ended December 31, 2010, the working capital borrowed from Zhengzhou Zhengdong Thermoelectricity Co., Ltd. was $11,898,264 and the repayment to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. was $7,719,197. The balance of $4,249,776 at December 31, 2010 is unsecured, interest free and has no fixed repayment term.

10.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

At cost:	$472,599,381	$458,939,075

Less: Accumulated depreciation	35,781,922	30,277,376
Toll road infrastructures, net	$436,817,459	$428,661,699

Depreciation expense for the six months ended December 31, 2010 and 2009 was $4,526,750 and $3,388,530, respectively. Also see Notes 2(e) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans are secured by the toll road operating right owned by the Company. Also see Note 15.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

11.         PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
At cost:
Toll station and ancillary facilities	$10,871,554	$10,557,317
Communication and monitoring equipment	6,094,755	5,852,164
Motor vehicles	1,641,287	1,533,666
Machinery	308,176	299,269
Office equipment	716,067	614,884
	19,631,839	18,857,300
Less: Accumulated depreciation
Toll station and ancillary facilities	1,701,612	1,481,751
Communication and monitoring equipment	886,584	766,348
Motor vehicles	1,119,107	993,498
Machinery	170,315	147,249
Office equipment	368,176	314,313
	4,245,794	3,703,159
Plant and equipment, net	$15,386,045	$15,154,141

Depreciation expense for the six months ended December 31, 2010 and 2009 was $425,218 and $413,454, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

12.         LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

Cost	$55,611,034	$54,003,618
Less: Accumulated amortization	9,779,694	8,493,967
Land use rights, net	$45,831,340	$45,509,651

Amortization expense for the six months ended December 31, 2010 and 2009 was $1,015,719 and $998,653, respectively.

Amortization expense for the next five years and thereafter is as follows:

December 31, 2011	$2,065,809
December 31, 2012	2,065,809
December 31, 2013	2,065,809
December 31, 2014	2,065,809
December 31, 2015	2,065,809
Thereafter	35,502,295
Total	$45,831,340

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

13.         LONG-TERM INVESTMENT

	December 31, 2010 (Unaudited)		June 30, 2010
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.39%	$1,633,443	2.39%	$1,586,229

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005. The Company deposited Rmb 20 million (approximately $2.5 million) in December 2005 and then purchased 3% of the total equity interest in PCCC in exchange for Rmb10 million (approximately $1.3 million) in 2007. As a consequence, Rmb10 million (approximately $1.3 million) was refunded to the Company in 2007. As of December 31, 2010 and June 30, 2010, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the six months ended December 31, 2010 and 2009.

14.         SHORT-TERM BANK LOANS

Short-term bank loans as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the Chief Executive Officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable owned by the Company.	7,562,237	7,343,654

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	7,562,237	7,343,653
Total short-term bank loans	$15,124,474	$14,687,307

Interest expense for the six months ended December 31, 2010 and 2009 was $426,025 and $194,120, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

15.         LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	December 31, 2010 (Unaudited)	June 30, 2010
Loan from National Development Bank of China Henan Branch, due May 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$87,721,952	$88,123,843

Loan from Agricultural Bank of China, due July 20, 2017, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	27,224,054	26,437,154

Loan from Agricultural Bank of China, due February 20, 2019, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	28,736,501	29,374,614

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due July 19, 2020, bearing a 5.35% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 24 unequal installments from November 2007, and interest is paid monthly.	168,746,786	163,869,224

Loan from National Development Bank of China Henan Branch, due November 28, 2022, bearing a 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	151,244,744	146,873,072

Loans from China Construction Bank, due August 17, 2013, bearing a 5.13% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity, and interest is paid monthly.	13,612,027	-

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

15.         LONG-TERM BANK LOANS (CONTINUED)

	December 31, 2010 (Unaudited)	June 30, 2010
Loans from China Construction Bank, due December 31, 2013, the monthly interest only payments at a 5.5575% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity.	5,596,056	-
Total long-term bank loans	482,882,120	454,677,907
Less: current portion	13,612,027	20,086,361

Long-term portion	$469,270,093	$434,591,546

For the six months ended December 31, 2010 and 2009, interest expense was $13,639,753 and $14,081,178, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantee to other third party debt that exceeds 70% of the Company’s total assets.

The repayment schedule for the long-term bank loans is as follows:

December 31, 2011	$13,612,027
December 31, 2012	30,781,330
December 31, 2013	53,504,341
December 31, 2014	34,296,258
December 31, 2015	27,986,327
Thereafter	322,701,837
Total	$482,882,120

16.         NOTES PAYABLE

	December 31, 2010 (Unaudited)	June 30, 2010

Bank acceptance notes	$573,743	$3,520,608

Notes payable were issued to the Company’s contractors through China Construction Bank. The notes are interest free. Notes payable of $422,498 were issued on August 27, 2010 and due February 26, 2011; notes payable of $151,245 were issued on November 8, 2010 and due May 8, 2011.

Restricted cash of $193,495 and $3,520,608 collateralized the notes at December 31, 2010 and June 30, 2010, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

17.	DEFERRED REVENUE

	December 31, 2010 (Unaudited)	June 30, 2010

Deferred revenue	$15,741,835	$15,601,437
Imputed interest discount	(8,978,067)	(8,980,030)
Total	6,763,768	6,621,407
Less: current portion	102,924	99,949

Long-term portion	$6,660,844	$6,521,458

On January 1, 2006, the Company rented four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the six months ended December 31, 2010 and 2009 was $308,094 and $302,918 respectively. The imputed interest for the six months ended December 31, 2010 and 2009 was $264,774 and $263,480, respectively.

On August 1, 2009, the Company rented communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch for 15 years. The total rental fee is $309,782, which will be paid in 3 installments of $103,261 in July every 5th year for 15 years. The amount received was before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized for the six months ended December 31, 2010 and 2009 was $10,494 and $0 respectively.

18.         ADVANCES FROM CUSTOMERS

	December 31, 2010 (Unaudited)	June 30, 2010

Henan Expressway Management Bureau	$-	$2,019,532
Jiaxin Shitong Highway Service Management Limited Company	143,683	176,248
Xinle Huitong Enterprise and Service Management Co., Ltd.	134,104	164,498
Others	81,482	35,432

Total	$359,269	$2,395,710

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

18.         ADVANCE FROM CUSTOMERS (CONTINUED)

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company for five years beginning October 16, 2010. The total rental fee is $907,468, and is payable in 5 installments of $181,493 every year. The advance from customers for rental income as of December 31, 2010 was $143,683. The Company amortized revenue under the straight-line method. The rental income recognized during the six months ended December 31, 2010 was $37,810.

On June 26, 2010, the Company rented the West Pingdingshan and Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd. for five years beginning October 16, 2010. The total rental fee is $846,971, and is payable in 5 installments of $169,394 every year. The advance from customers for rental income as of December 31, 2010 was $134,104. The Company amortized revenue under the straight-line method. The rental income recognized during the six months ended December 31, 2010 was $35,290.

19.         INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which became effective on January 1, 2008.Under the new CIT Law, the corporate income tax rate applicable to the Company starting January 1, 2008 is 25%. The new CIT Law impacted deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on their best estimates and will continue to assess the impact of the new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

19.         INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Six Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)
Current	$67,556	$741,972
Deferred	1,181,032	907,459
Income tax expense	$1,248,588	$1,649,431

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Six Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)
Computed “expected” expense	$1,274,944	$1,588,971
Valuation allowance	(26,356)	60,460
Income tax expense	$1,248,588	$1,649,431

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

19.         INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2010 (Unaudited)	June 30, 2010
Current portion:
G&A expenses	$327,165	$330,313
Interest expense	843
Road maintenance costs	379,290	316,408
Other expenses	136,834	126,412
Payroll expenses	-	58,368
Bad debts	29,612	13,659
US loss carry forward	242,352	268,708
Valuation allowance	(242,352)	(268,708)
PRC loss carry forward	-	939,492
Total deferred tax assets	873,744	1,784,652

Sales cut-off	(1,337,972)	(920,961)
Welfare	(11,013)	-
Interest income	(8,553,678)	(8,940,112)
Interest expense	-	(34,583)
Consulting fees	(41,146)	(113,393)
Other expenses	(109,246)	(62,548)
Total deferred tax liabilities	(10,053,055)	(10,071,597)

Net deferred tax liabilities	$(9,179,311)	$(8,286,945)

Non-current portion:
Rental income	$140,856	$149,941
Capitalized interest	2,312,836	2,245,984
Amortization	2,444,924	2,123,492
Bad debts	2,786,684	2,706,136
Total deferred tax assets	7,685,300	7,225,553

Depreciation	(3,901,964)	(3,012,315)
Total deferred tax liabilities	(3,901,964)	(3,012,315)

Net deferred tax assets	$3,783,336	$4,213,238

As of December 31, 2010, the U.S. loss-carried-forward is $242,352. The net operating loss carry forward will expire in 2030. The Company estimated that there will not be sufficient profits available within the loss-carried-forward period and the loss-carried-forward will not be realized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (UNAUDITED)

20.         CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In the management’s opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,830,908). The guarantee period is from September 1, 2010 to December 31, 2011.  As of December 31, 2010, Tai Ao borrowed Rmb 50 million (approximately $7,562,237), due September 15, 2011.

Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,562,237 to the Company. Also see Note 14.

As of December 31, 2010, restricted cash of $7,562,237 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company’s management considered the risk of default by Tai Ao as remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of December 31, 2010. No fee was paid to Tai Ao for its guarantee.

The Company’s management considered the risk of default by Zhengzhou Zhengdong Thermoelectricity Co., Ltd. as remote, and therefore no liability for the pledgor's obligation under the mortgage was recognized as of December 31, 2010. No fee was paid to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its mortgage.

21.	SUBSEQUENT EVENTS

On January 10, 2011, the Company entered into a loan contract with China Citic Bank Zhengzhou Branch. Pursuant to the contract, the Company borrowed $7,562,237.The amount is due January 9, 2012, with a 6.391% interest rate per annum and is co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd., which is held by the same shareholder of the Company.

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

The Pinglin Expressway is a dual carriageway four lane expressways, the toll section is 106 km in length. Toll revenue from vehicles passing through the Expressway’s six toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s revenue. The Expressway is also located between two key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingshan expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is linked with the Lianhuo (Lianyungang-Huoerguosi) national highway in Luoyang, and then extends to the southeast of Luohe City and connects with the Beijing-Zhuhai national highway to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from the Lianhuo highway to Zhengzhou and then to the Beijing-Zhuhai national highway to alter the route of the Pinglin Expressway. Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links seaports, including Shanghai.

The Company’s operating revenue is generated through toll charges on vehicles that pass through the toll gate. The standard toll charges is approved and set by the provincial price administrative bureau. The Company’s revenue is equal to the relevant standard toll rate for the types of vehicles, multiplied by the relative miles of travel on the Expressway which the Company is operating, and is cleared by the Henan Expressway System Toll Collection Center each month (Henan Expressway has a system of charges and a clearing center which calculates and allocates toll charge income according to the charge standards and the miles of vehicle travel in the Expressway). The Company specializes in the operation and management of expressways, and maintenance projects are outsourced to professional road construction enterprises.

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

Enterprise Strategy

Henan is the province with the largest population in China.  However, its urbanization rate is far below the national average. With rapid economic and social development and the accelerated process of urbanization in Henan, demand is growing rapidly for infrastructure, such as the Expressway and other transportation infrastructure, urban facilities such as heating, water supply, and sewerage treatment. The existing infrastructure can no longer meet the needs of the region’s social development.

Because the Chinese government’s financial revenue growth is limited, its investments alone are unable to build huge infrastructure projects in a relatively short period of time. In order to attract other funding, local governments are willing to grant to commercial companies the right to invest in the construction and operation of projects, or directly sell the equity of the established enterprises to recover their early input.

The Company plans to invest in the construction and purchase of additional expressways, water supply, sewage treatment facilities and other infrastructure assets in the next few years. In doing so, it intends to seize the opportunities in infrastructure development in China, especially in Henan province.  We believe that through consolidation, the Company will strengthen its business in infrastructure development and create economics of scale resulting in reduction in operation costs.

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

The board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao (a related party). The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned in related parties’ transactions.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at December 31, 2010 and June 30, 2010.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the six months ended December 31, 2010 and2009.

Related Parties Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Company name	Relationship with the Company

Tai Ao Expressway Co., Ltd. (“Tai Ao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 51% owner of Tai Ao.

Xinyang Expressway Co., Ltd. (“Xinyang”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman 100% owner of Xinyang.

Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 60% owner of Ruijia.

Henan Hairun Trade Co., Ltd. (“Hairun”)	Substantially controlled by the Vice President of Operations of the Company

ZhengZhou Zhengbian Heat Ltd. (“Zhengbian Heat”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian Heat.

Xinyang Hongqiao Heat Co., Ltd. (“Hongqiao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 92% owner of Hongqiao.

Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengdong.

Zhengzhou Zhengbian Tap Water Co., Ltd.(“Zhengbian”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian.

The material related party transactions of the Company mainly relates to borrowings and loans for working capital needs, which are disclosed as follows:

On June 29, 2010, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties for three months ended December 31, 2010.

On June 29, 2010, Xinyang Expressway Co., Ltd. (“Xinyang”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties for three months ended December 31, 2010.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $82,294,949, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control.

The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned below.

The Chinese government now requires foreign acquirers of the assets based in China to use all cash in the acquisition. A share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from the Reform and Development Commission is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

In addition, the Chinese government recently imposed a new national security review on future foreign acquisitions of certain types of businesses and assets that are of the strategic and national security interest of China, including infrastructure projects. Since this regulatory requirement just became effective, it is uncertain how the government will view this transaction and what steps will be taken.

The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of December 31, 2010 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transaction as of June 30, 2011, either effectuating the acquisition or settling the related party receivables.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $70,607 was provided by the Company for the interest as of December 31, 2010.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,647 was provided by the Company for the interest as of December 31, 2010.

The above mentioned notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,113,436 and $4,221,423 for the six months ended December 31, 2010 and 2009, respectively.

Tai Ao Expressway Co., Ltd. is substantially controlled by the same chairman of the Company, Li Xipeng. 51% shares of Tai Ao are substantially held by Li Xipeng. The Company made payments to Tai Ao for its working capital needs. For the six months ended December 31, 2010, the payments to Tai Ao amounted to $10,113,524, and the repayments from Tai Ao amounted to $5,603,129. The balances of $38,293,524 and $32,732,531 at December 31, 2010 and June 30, 2010, respectively, are unsecured, interest free and due on demand.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the six months ended December 31, 2010.

Xinyang Hongqiao Heat Co., Ltd. is substantially controlled by the same chairman of the Company, Li Xipeng. 92% shares of Xinyang Hongqiao Heat Co., Ltd. are substantially held by Li Xipeng. The Company made payment to Hongqiao for its working capital needs. The balance of $453,734 at December 31, 2010 is unsecured, interest free and due on demand.

ZhengZhou Zhengbian Heat Ltd.is substantially controlled by the same chairman of the Company, Li Xipeng. 80% shares of ZhengZhou Zhengbian Heat Ltd. are substantially held by Li Xipeng. The Company made payment to Zhengbian Heat for its working capital needs. For the six months ended December 31, 2010, the payments to Zhengbian Heat were $2,805,016, and the repayments from Zhengbian Heat were $743,641. The balance at December 31, 2010 was $2,096,252, is unsecured, interest free and due on demand.

The Company borrowed working capital from Hairun. The balance of $2,268,671 at December 31, 2010 is unsecured, interest free and has no fixed repayment term.

The Company borrowed working capital from Zhengzhou Zhengdong Thermoelectricity Co., Ltd., which is controlled by the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. are substantially held by Li Xipeng. For the six months ended December 31, 2010, the working capital borrowed from Zhengdong was $11,898,264 and the repayment to Zhengdong was $7,719,197. The balance of $4,249,776 at December 31, 2010 is unsecured, interest free and has no fixed repayment term.

The Company borrowed working capital from Zhengzhou Zhengbian Tap Water Co., Ltd., which is controlled by the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengbian Tap Water Co., Ltd. are substantially held by Li Xipeng. The Company repaid the amount during the three months ended December 31, 2010.

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

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,830,908). The guarantee period is from September 1, 2010 to December 31, 2011. As of December 31, 2010, Tai Ao borrowed Rmb 50 million (approximately $7,562,237), due September 15, 2011. Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,562,237 to the Company.

The Company’s management considers the risk of default by Tai Aoas remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of December 31, 2010. No fee was paid to Tai Ao for its guarantee.

As of December 31, 2010, restricted cash of $7,562,237 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company’s management considered the risk of default by Zhengdongas remote, and therefore no liability for the pledgor's obligation under the mortgage was recognized as of December 31, 2010. No fee was paid to Zhengdong for its mortgage.

Recent Accounting Pronouncements

No new accounting pronouncements have been adopted that will have a material effect on the condensed consolidated financial statements.

Results of Operations

Results of Operations for the Three (3) Months Ended December 31, 2010 Compared to the Three (3) Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended December 31 (Unaudited)		Three Months Ended December 31 (Unaudited)
	2010	2009	2010	2009

Revenues	15,979,029	11,606,494	100.0%	100.0%
Operating costs	1,600,694	1,309,615	10.0%	11.3%
Depreciation and amortization	2,888,354	2,101,442	18.1%	18.1%
Gross profit	11,489,981	8,195,437	71.9%	70.6%
General and administrative expenses	1,152,826	1,111,695	7.2%	9.6%
Income from operations	10,337,155	7,083,742	64.7%	61.0%

	Three Months Ended December 31 (Unaudited)		Three Months Ended December 31 (Unaudited)
	2010	2009	2010	2009

Interest income from related parties	-	2,101,364	0.0%	18.1%
Other interest income	7,100	42,445	0.0%	0.4%
Interest expense	7,272,532	7,075,935	45.5%	61.0%
Other income, net	3,709	216,917	0.0%	1.9%
Income from operations before income taxes	3,075,432	2,368,533	19.2%	20.4%
Income tax expense	729,477	597,088	4.6%	5.1%
Net income	2,345,955	1,771,445	14.7%	15.3%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues increased by approximately $4.4 million, or 37.7%, from approximately $11.6 million for the three months ended December 31, 2009 to approximately $16.0 million for the three months ended December 31, 2010. The increase was mainly due to:

The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 3,280 units, or 26.8%, from 12,260 units for the three months ended December 31, 2009 to 15,540 units for the three months ended December 31, 2010.

Pinglin Expressway is part of Ningnuo Expressway, which intersects the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway will be back to normal growth. As a result, the long-haul truck flow through Pinglin Expressway for the three months ended December 31, 2010 increased approximately 27% compared to the same period in 2009. Thus, the revenues increased accordingly. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company can not assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it at June 30, 2011.

There was an unprecedented heavy snow storm in November 2009. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which caused the Pinglin Expressway to close for an extended amount of time.

Due to these factors set forth above, our revenues for the three months ended December 31, 2010 increased 37.7% compared to the three months ended December 31, 2009.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs increased by approximately $0.3 million, or 22.2%, from approximately $1.3 million for the three months ended December 31, 2009 to approximately $1.6 million for the three months ended December 31, 2010. The increase is mainly due to the increase in our specific project costs and the road surface evenness project for three months ended December 31, 2010.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.8 million, or 37.4%, from approximately $2.1 million for the three months ended December 31, 2009 to approximately $2.9 million for the three months ended December 31, 2010. The increase was mainly caused by the increase of the converted average daily traffic volume and the reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

The converted average daily traffic volume increased 3,280 units, or 26.8%, from 12,260 units for the three months ended December 31, 2009 to 15,540 units for the three months ended December 31, 2010.

Management assesses the future total expected traffic volume at each year end. Considering the current economic environment and the actual traffic volume during the year ended June 30, 2010, compared to prior years’ estimate, management believes that there was significant decline in future total anticipated volume. Based on such estimation, the management reassessed the future total traffic volume at June 30, 2010, which decreased by approximately 15.6% compared to the assessment of prior year. As a result, depreciation of toll road infrastructures increased for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company can not assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it at June 30, 2011.

Gross Profit

Our gross profit increased by approximately $3.3 million, or 40.2%, from approximately $8.2 million for the three months ended December 31, 2009 to approximately $11.5 million for the three months ended December 31, 2010. Such gross profit increase is primarily due to the increase in our revenues.

Gross profit as a percentage of revenues increased from 70.6% for the three months ended December 31, 2009 to 71.9% for the three months ended December 31, 2010 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses increased by approximately $0.04 million, or 3.7%, from approximately $1.1 million for the three months ended December 31, 2009to approximately $1.2 million for the three months ended December 31, 2010. Such increase is primarily due to the increase in vehicle gasoline and maintenance expenses and printing fee.

Interest Income and Expense

Interest income from related parties decreased by approximately $2.10 million, or 100%, from approximately $2.10 million for the three months ended December 31, 2009 to approximately $0 for the three months ended December 31, 2010. The decrease is primarily due to the Company’s management’s decision to cease to accrue the interest income from notes receivable from related parties for the three months ended December 31, 2010.

Interest expense increased by approximately $0.2 million, or 2.8%, from approximately $7.1 million for the three months ended December 31, 2009 to approximately $7.3 million for the three months ended December 31, 2010. This increase is primarily due to the increase in our loan principal.

Income Tax Expense

Income tax expense increased by approximately $0.1 million, or 22.2%, from approximately $0.6 million for the three months ended December 31, 2009 to approximately $0.7 million for the three months ended December 31, 2010, as a result of the increase in our income from operations. Our effective tax rate was 24% and 25% for the three months ended December 31, 2010 and 2009, respectively.

Net Income

Our net income increased by approximately $0.5 million, or 32.4%, from approximately $1.8 million for the three months ended December 31, 2009 to approximately $2.3 million for the three months ended December 31, 2010. This increase is primarily due to the increase in our revenues, partially offset by the increase in our costs and expenses, and the decrease of interest income from related parties

Results of Operations for the Six (6) Months Ended December 31, 2010 Compared to the Six (6) Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Six Months Ended December 31 (Unaudited)		Six Months Ended December 31 (Unaudited)
	2010	2009	2010	2009

Revenues	29,055,615	25,185,736	100.0%	100.0%
Operating costs	3,832,200	2,087,778	13.2%	8.3%
Depreciation and amortization	5,639,045	4,489,220	19.4%	17.8%
Gross profit	19,584,370	18,608,738	67.4%	73.9%
General and administrative expenses	2,213,695	2,480,214	7.6%	9.8%
Income from operations	17,370,675	16,128,524	59.8%	64.0%
Interest income from related parties	2,113,436	4,223,010	7.3%	16.8%
Other interest income	45,067	46,597	0.2%	0.2%
Interest expense	14,481,502	14,542,137	49.8%	57.7%
Other income, net	52,097	499,891	0.2%	2.0%
Income from operations before income taxes	5,099,773	6,355,885	17.6%	25.2%
Income tax expense	1,248,588	1,649,431	4.3%	6.5%
Net income	3,851,185	4,706,454	13.3%	18.7%

Revenues

Our revenues are derived from the operation of the Expressway. Our revenues increased by approximately $3.9 million, or 15.4%, from approximately $25.2 million for the six months ended December 31, 2009 to approximately $29.1 million for the six months ended December 31, 2010. The increase was mainly due to:

The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 1,770 units, or 13.2%, from 13,455 units for the six months ended December 31, 2009 to 15,225 units for the six months ended December 31, 2010.

Pinglin Expressway is part of Ningnuo Expressway, which intersects the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway will be back to normal growth. As a result, the long-haul truck flow through Pinglin Expressway for the six months ended December 31, 2010 increased approximately 27% compared to the same period in 2009.  Thus, the revenues increased accordingly. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company can not assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it at June 30, 2011.

With the global economic recovery, the coal demand for industry increases. Therefore, the weight and flow rate of trucks carrying coal through Pinglin Expressway increased accordingly.

There was an unprecedented heavy snow storm in November 2009. Severe weather, harsh cold, heavy snow and freezing rain disrupted air, road and rail transportation, which caused the Pinglin Expressway to close for an extended amount of time.

Due to these factors set forth above, our revenues for the six months ended December 31, 2010 increased 15.4% compared to the six months ended December 31, 2009.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs increased by approximately $1.7 million, or 83.6%, from approximately $2.1 million for the six months ended December 31, 2009 to approximately $3.8 million for the six months ended December 31, 2010. The increase is mainly due to the increase in our specific project costs and the road surface evenness project for six months ended December 31, 2010.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $1.1 million, or 25.6%, from approximately $4.5 million for the six months ended December 31, 2009 to approximately $5.6 million for the six months ended December 31, 2010. The increase was mainly caused by the increase of the converted average daily traffic volume and the reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

The converted average daily traffic volume increased 1,770 units, or 13.2%, from 13,455 units for the six months ended December 31, 2009 to 15,225 units for the six months ended December 31, 2010.

Management assesses the future total expected traffic volume at each year end. Considering the current economic environment and the actual traffic volume during the year ended June 30, 2010, compared to prior years’ estimate, management believed that there was significant decline in future total anticipated volume. Based on such estimation, the management reassessed the future total traffic volume at June 30, 2010, which decreased by approximately 15.6% compared to the assessment of prior year. As a result, depreciation of toll road infrastructures increased for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company can not assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it at June 30, 2011.

Gross Profit

Our gross profit increased by approximately $1.0 million, or 5.2%, from approximately $18.6 million for the six months ended December 31, 2009 to approximately $19.6 million for the six months ended December 31, 2010. Such gross profit increase is primarily due to the increase in our revenues.

Gross profit as a percentage of revenues decreased from 73.9% for the six months ended December 31, 2009 to 67.4% for the six months ended December 31, 2010 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses decreased by approximately $0.3 million, or 10.7%, from approximately $2.5 million for the six months ended December 31, 2009 to approximately $2.2 million for the six months ended December 31, 2010. Such decrease is primarily due to the decrease in consulting fee.

Interest Income and Expense

Interest income from related parties decreased by approximately $2.1 million, or 50.0%, from approximately $4.2 million for the six months ended December 31, 2009 to approximately $2.1 million for the six months ended December 31, 2010. The decrease is primarily due to the Company’s management’s decision to cease to accrue the interest income from notes receivable from related parties for the six months ended December 31, 2010.

Interest expense decreased by approximately $0.06 million, or 0.4%, from approximately $14.54 million for the six months ended December 31, 2009 to approximately $14.48 million for the six months ended December 31, 2010. This decrease is primarily due to the decreased interest rate of our loans.

Income Tax Expense

Income tax expense decreased by approximately $0.4 million, or 24.3%, from approximately $1.6 million for the six months ended December 31, 2009 to approximately $1.2 million for the six months ended December 31, 2010, as a result of the decrease in our income from operations. Our effective tax rate was 24% and 26% for the six months ended December 31, 2010 and 2009, respectively.

Net Income

Our net income decreased by approximately $0.8 million, or 18.2%, from approximately $4.7 million for the six months ended December 31, 2009 to approximately $3.9 million for the six months ended December 31, 2010. This decrease is primarily due to the increase in our operating costs and depreciation and amortization expenses, and the decrease in interest income from related parties, partially offset by the increase in our revenues.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, operating profit and a combination of borrowings from banks and capital contributions from Wise On China Limited. We use cash generated from operations to pay current liabilities. To increase our cash resources, we will renew short-term loans when due and obtain long-term loans, if necessary. During the current reporting period, we obtained long-term loans of $19,208,083.

Management assesses the future total expected traffic volume at each fiscal year end. Considering the current economic environment and the actual traffic volume during the year ended June 31, 2010, compared to the prior years’ estimate, management believes that there was significant decline in future total anticipated volume. However, the converted average daily traffic volume for the six months ended December 31, 2010 increased compared with the six months ended December 31, 2009. Therefore, our current revenue generated through operations increased accordingly during the current reporting period.

As of the date of this report, we have not experienced (1) any difficulty in raising funds by bank loans, (2) any liquidity problems in settling the payables in the normal course of business, and (3) any difficulty in repaying bank loans when they fall due. To improve liquidity, we may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Six Months Ended December 31
	2010	2009
Net cash provided by operating activities	$6,348,898	$12,091,307
Net cash used in investing activities	(13,972,532)	(3,473,806)
Net cash provided in financing activities	13,431,822	(9,048,839)
Net decrease in cash and cash equivalents	5,808,188	(431,025)
Effect of exchange rate changes on cash	(298,601)	(23,931)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260
Cash and cash equivalents at end of period	$6,776,786	$1,159,304

Operating Activities

Net cash provided by operating activities was approximately $6.3 million for the six months ended December 31, 2010, as compared to $12.1 million for the six months ended December 31, 2009. This decrease is primarily due to the decrease in our advance from customers and the increase in accounts receivables and other current assets.

Investing Activities

Net cash used in investing activities was approximately $14.0 million for the six months ended December 31, 2010 as compared to approximately $3.5 million for the six months ended December 31, 2009. The change is primarily due to the fact that (a) we provided additional working capital for related parties, Zhengbian and Tai Ao, for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009; (b) we received additional notes receivables of approximately $3.1 million for the six months ended December 31, 2010; and (c) we provided additional payables to contractors for the six months ended December 31, 2010.

Financing Activities

Net cash provided in financing activities was approximately $13.4 million for the six months ended December 31, 2010 as compared to approximately $9.0 million for the six months ended December 31, 2009. Such change is primarily due to the fact that (a) we received $18.9 million in proceeds from long-term bank loans from China Construction Bank due to working capital needs; and (b) the repayment of long-term bank loans decreased approximately $5.8 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

Working Capital

Our working capital increased by approximately $23.5 million from a deficit of approximately $61.6 million as of June 30, 2010 to a deficit of approximately $38.1 million as of December 31, 2010. This was primarily due to a change in the payment schedule of long-term loans, which resulted in a decrease in the current portion of long-term bank loans of approximately $30.3 million. The negative working capital of the Company as of December 31, 2010 and June 30, 2010 is mainly due to the current notes receivables from related parties that are reclassified into long-term assets.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be involved in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned in related parties’ transactions.

The Company currently generates its cash flow through operations and bank loans, and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve (12) months. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0.2 and $0.2 million for the six months ended December31, 2010 and 2009, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.

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

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2010, the Company had no unregistered sales of equity securities.

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

Date: February 22, 2011	By:	/s/ Li Xipeng
Name:LiXipeng
Chief Executive Officer, Principal Executive Officer and Chairman of the Board

Date: February 22, 2011	By:	/s/ Zhang Chunxian
Name:ZhangChunxian
Chief Financial Officer, Principal Financial and Accounting Officer and Director