Form 10-Q
period 2011-03-31
China Infrastructure Investment CORP
filed 2011-05-16
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011 the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2011	June 30, 2010
CURRENT ASSETS
Cash and cash equivalents	$1,189,434	$1,267,199
Restricted cash	24,765,118	3,961,227
Accounts receivable, net of allowance for doubtful accounts of $56,793 and $54,637 at March 31, 2011 and June 30, 2010 respectively	3,891,408	8,812
Other receivables	91,651	150,132
Advances to related parties	1,358,961	146,873
Prepaid expenses	1,546,496	465,329
Other current assets	649,846	432,155
Total current assets	33,492,914	6,431,727

LONG-TERM ASSETS
Toll road infrastructures, net	438,770,077	428,661,699
Plant and equipment, net	15,269,950	15,154,141
Land use rights, net	45,741,740	45,509,651
Notes receivable from related parties	166,671,470	158,347,962
Advance to a related party	39,524,453	32,732,531
Long-term investment	3,297,660	1,586,229
Deferred taxes	3,497,398	4,213,238
Total long-term assets	712,772,748	686,205,451

TOTAL ASSETS	$746,265,662	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	June 30, 2010
CURRENT LIABILITIES
Other payables and accrued liabilities	$2,334,137	$2,125,696
Short-term bank loans	16,488,298	14,687,307
Current portion of long-term bank loans	13,740,248	20,086,361
Notes payable	17,074,351	3,520,608
Payable to contractors	11,965,644	15,873,729
Deferred taxes	9,039,992	8,286,945
Current portion of long-term deferred revenue	103,894	99,949
Due to related parties	-	587,492
Service zone deferred revenue	215,137	2,395,710
Accrued payroll	118,166	347,297
Other current liabilities	41,292	32,632
Total current liabilities	71,121,159	68,043,726

LONG-TERM LIABILITIES
Long-term bank loans	473,690,478	434,591,546
Long-term deferred revenue	6,695,967	6,521,458
Total long-term liabilities	480,386,445	441,113,004

TOTAL LIABILITIES	551,507,604	509,156,730

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	80,000	80,000
Additional paid-in capital	141,374,184	141,374,184
Accumulated other comprehensive income	35,797,177	28,484,004
Retained earnings, (restricted portion was $43,234 at March 31, 2011 and June 30, 2010)	17,506,697	13,542,260
Total Shareholders’ Equity	194,758,058	183,480,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$746,265,662	$692,637,178

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

REVENUES	$13,080,822	$10,659,674	$42,233,655	$35,845,854

OPERATING COSTS	958,431	1,074,027	4,813,781	3,161,795

DEPRECIATION AND AMORTIZATION	2,724,697	2,013,835	8,380,104	6,503,106

GROSS PROFIT	9,397,694	7,571,812	29,039,770	26,180,953

General and administrative expenses	1,423,791	1,293,996	3,640,132	3,774,174

INCOME FROM OPERATIONS	7,973,903	6,277,816	25,399,638	22,406,779

OTHER INCOME (EXPENSES)

Interest expense	(7,757,025)	(6,867,988)	(22,117,946)	(21,410,205)

Interest income from related parties	-	2,055,602	2,133,321	6,277,033

Other interest income (expense)	(386,476)	13,226	(488,151)	61,412

Other income, net	275,029	252,896	323,913	752,786

INCOME FROM OPERATIONS BEFORE INCOME TAXES	105,431	1,731,552	5,250,775	8,087,805

INCOME TAX EXPENSE	(26,358)	(444,093)	(1,286,338)	(2,093,616)

NET INCOME	79,073	1,287,459	3,964,437	5,994,189

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	4,264,244	29,477	7,313,173	230,379

COMPREHENSIVE INCOME	$4,343,317	$1,316,936	$11,277,710	$6,224,568

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.02	$0.05	$0.07

See accompanying notes to the condensed consolidated financial statements

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,964,437	$5,994,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	93,557	107,714
Depreciation and amortization	8,878,898	6,973,463
Deferred taxes	1,468,887	1,769,503
Long-term deferred revenue	(482,379)	(454,432)
Imputed interest	400,898	395,269
Expenses paid by shareholder	-	241,839
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(3,882,596)	318,234
Other receivables	58,481	(8,715)
Prepaid expenses	(1,081,167)	-
Other current assets	(217,691)	741,890
Increase (Decrease) In:
Other payables and accrued liabilities	208,444	28,408
Deferred revenue	(2,180,573)	-
Accrued payroll	(229,131)	-
Other current liabilities	8,660	110,730
Net cash provided by operating activities	7,008,725	16,218,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(212,024)	(211,923)
Disposal of plant and equipment	40,675	-
Purchases of long-term investment	(1,621,378)	-
Decrease in payable to contractors	(3,908,085)	(6,215,788)
Increase in principal of notes receivable	-	-
Increase in principal of notes receivable from related parties	-	2,193,710
Increase in notes receivable from related parties for interest	(2,133,321)	(6,280,071)
Increase in advance to related parties	(6,594,767)	-
Net cash used in investing activities	(14,428,900)	(10,514,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	19,066,206	-
Repayments of long-term bank loans	(4,503,828)	(13,171,038)
Proceeds from short-term bank loans	16,213,782	14,624,737
Repayments of short-term bank loans	(15,012,761)	(7,312,368)
Proceeds from notes payable	26,398,191	3,944,352
Repayments of notes payable	(13,206,734)	(3,963,925)
Prepayments of due to related parties	(600,510)	-
Restricted cash	(20,803,891)	44,316
Net cash provided by (used in) financing activities	7,550,455	(5,833,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,280	(129,906)
Effect of exchange rate changes on cash	(208,045)	(24,848)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,189,434	$1,459,506

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$21,373,534	$20,972,149
Income taxes paid	92,335	-

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

China Infrastructure Investment Corporation and subsidiaries (“CIIC” or the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2001.

The principal activities of the Company are the investment, construction, operation, and management of the Pingdingshan – Linru section (“Pinglin Expressway”), and the rental of petrol stations and service districts along the toll roads.  Currently, all the operations of the Company are in the People’s Republic of China (“PRC”).

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that Annual Report.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)         Principles of Consolidation

The consolidated financial statements include the accounts of China Infrastructure Investment Corporation and the following subsidiaries:

(i)	Color Man Holdings Limited (“CMH”) (An inactive holding company, 100% subsidiary of CIIC).

(ii)	Wise On China Limited (“WOCL”) (An inactive holding company, 100% subsidiary of CMH)

(iii)	Pingdingshan Pinglin Expressway Co., Ltd. (“Ping”) (100% subsidiary of WOCL)

Inter-company accounts and transactions have been eliminated in consolidation.

(c)          Concentrations

The location of the toll road and the operations of the Company are solely in the Henan Province, PRC.

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. (“Tai Ao”) and Xinyang Expressway Co., Ltd. (“Xinyang”) as of March 31, 2011 and June 30, 2010. Also see Notes 7, 8 and 9.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The board of directors of the Company approved a share purchase resolution. Pursuant to a September 27, 2009 letter of intent, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang, and the remainder in cash. The advance to Tai Ao will also be settled in the Company’s acquisition of Tai Ao. The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned above. The Chinese government now requires foreign acquirers of assets based in China to use all cash in the acquisition. A share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from the Reform and Development Commission is uncertain. The Company has to arrange a large amount of cross-border capital transactions, which can be time consuming and technically difficult due to the foreign exchange control in China. In addition, the Chinese government recently imposed a new national security review of future foreign acquisitions of certain types of businesses and assets that are of the strategic and national security interest of China, including infrastructure projects. Since this regulatory requirement just became effective, it is uncertain how the government will view this transaction and what steps will be taken. The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of March 31, 2011 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivable and advances from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transactions prior to June 30, 2011, either by effectuating the acquisition or settling the related party receivables.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at March 31, 2011 and June 30, 2010.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

(j)           Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the nine months ended March 31, 2011 and 2010.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)          Revenue Recognition (Continued)

-      Collectibility is reasonably assured.

(l)           Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Notes 17 and 18.

(m)         Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $134,398 and $210,490 were charged to operations for the nine months ended March 31, 2011 and 2010.

(n)          Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2011 and 2010.

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

	March 31, 2011	June 30, 2010	March 31, 2010

Period ended RMB: US$ exchange rate	6.5501	6.8086	-
Average RMB: US$ exchange rate for three months ended	6.5713	-	6.8360
Average RMB: US$ exchange rate for nine months ended	6.6610	-	6.8377

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

3.           LIQUIDITY

The Company had a working capital deficit of $37,628,245 on March 31, 2011. This was primarily due to the Company providing notes receivable and advances to its related parties, Xinyang and Tai Ao for their highway construction and working capital. The Company currently generates its cash flow through its operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $19,066,206. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

4.           RESTRICTED CASH

Restricted cash consists of the following:

	March 31, 2011	June 30, 2010

Deposits for notes payable	$17,074,352	$3,520,608
Prepaid deposits for notes payable	57,295	440,619
Deposit for pledge to Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	7,633,471	-
	$24,765,118	$3,961,227

As of March 31, 2011, restricted cash of $7,633,471 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd. Also see Notes 16 and 20.

5.           NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	March 31, 2011	June 30, 2010

Notes receivable from unrelated companies	$927,652	$892,432
Less: Provision for doubtful accounts	927,652	892,432
	$-	$-

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the age of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on April 1, 2009. A full provision amounting to $815,094 was provided by the Company as of March 31, 2011.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and is due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on the due date. A full provision amounting to $112,558 was provided by the Company as of March 31, 2011.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

5.           NOTES RECEIVABLE (CONTINUED)

Interest income from the notes receivable for the nine months ended March 31, 2011 and 2010 was $0 and $3,038, respectively.

6.           ACCOUNTS RECEIVABLE

	March 31, 2011	June 30, 2010

Accounts receivable for tolling charges	$3,880,415	$-
Accounts receivable for rental income	67,786	63,449
	3,948,201	63,449
Less: Provision for doubtful accounts	56,793	54,637
	$3,891,408	$8,812

As of March 31, 2011, accounts receivable for tolling charges of $3,880,415 were pledged as collateral for the bank loan from China Minsheng Banking Corp., Ltd. Also see Note 14.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES

	March 31, 2011	June 30, 2010

Xinyang Expressway Co., Ltd.
Principal	$73,285,319	$70,040,757
Interest receivable	10,316,008	8,835,382
	83,601,327	78,876,139

Henan Ruijia Industry Co., Ltd.
Interest receivable	$71,272	$68,566
Less: Provision	(71,272)	-
	-	68,566

Henan Hairun Trade Co., Ltd.
Interest receivable	$23,870	$22,964
Less: Provision	(23,870)	-
	-	22,964

Tai Ao Expressway Co., Ltd.
Principal	$72,804,919	$70,502,918
Interest receivable	10,265,224	8,877,375
	83,070,143	79,380,293

Total notes receivable from related parties	$166,671,470	$158,347,962

On June 29, 2010, Tai Ao Expressway Co., Ltd. entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties from October 1, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On June 29, 2010, Xinyang Expressway Co., Ltd. entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties from October 1, 2010.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $71,272 was provided by the Company for the interest as of March 31, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,870 was provided by the Company for the interest as of March 31, 2011.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,133,321 and $6,277,033 for the nine months ended March 31, 2011 and 2010, respectively.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $83,601,327, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

7.           NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned below.

The Chinese government now requires foreign acquirers of assets based in China to use all cash in the acquisition. A share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from the Reform and Development Commission is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

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

The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of March 31, 2011 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transaction as of June 30, 2011, either effectuating the acquisition or settling the related party receivables. Also see Note 8.

According to ASC 605, “Revenue Recognition”, revenue generally is realized or realizable and earned when ALL of the following criteria are met
 - There is persuasive evidence that an arrangement exists;
 - Delivery has occurred or services have been rendered;
 - The seller's price to the buyer is fixed or determinable, and
 - Collectibility is reasonable assured.

The Company’s management believes that from October 1, 2010 the collectability of the future interest income resulting from the notes receivable is uncertain. Therefore, the Company believes such income does not meet the related revenue recognition policy as above, and is no longer realizable. The Company decided to cease accruing the interest income from the notes receivable from related parties from October 1, 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

8.	ADVANCES TO RELATED PARTIES

	March 31, 2011	June 30, 2010

Current advances to related parties:

Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	$900,953	$-
Xinyang Hongqiao Heat Co., Ltd.	458,008	-
Henan Hairun Trade Co., Ltd.	-	146,873
Total current advances	1,358,961	146,873

Long-term advance to a related party:

Tai Ao Expressway Co., Ltd.	$39,524,453	$32,732,531
Total long-term advance	39,524,453	32,732,531

	$40,883,414	$32,879,404

The Company and Tai Ao Expressway Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 51% of the shares of Tai Ao. The Company made payments to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs. For the nine months ended March 31, 2011, the payments to Tai Ao amounted to $11,064,405, and the repayments from Tai Ao amounted to $5,655,846. The balances of $39,524,453 and $32,732,531 at March 31, 2011 and June 30, 2010, respectively, are unsecured, interest free and due on demand.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

8.	ADVANCES TO RELATED PARTIES (CONTINUED)

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the nine months ended March 31, 2011. The Company also borrowed working capital from Hairun. For the nine months ended March 31, 2011, the working capital borrowed from Hairun was $2,251,914, and the Company repaid the amount during the nine months ended March 31, 2011.

The Company and Xinyang Hongqiao Heat Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 92% of the shares of Xinyang Hongqiao Heat Co., Ltd. The Company made payments to Xinyang Hongqiao Heat Co., Ltd. for its working capital needs. The balance of $458,008 at March 31, 2011 is unsecured, interest free and due on demand.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. The Company made payments to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its working capital needs. For the nine months ended March 31, 2011, the payments to Zhengdong were $2,237,102, and the repayments from Zhengdong were $1,351,148. The balance at March 31, 2011 was $900,953. The balance at March 31, 2011 is unsecured, interest free and due on demand. For the nine months ended March 31, 2011, the working capital borrowed from Zhengzhou Zhengdong Thermoelectricity Co., Ltd. was $12,010,209 and the Company repaid the amount during the nine months ended March 31, 2011.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

9.           DUE TO RELATED PARTIES

	March 31, 2011	June 30, 2010

Zhengzhou Zhengbian Tap Water Co., Ltd.	$-	$587,492

Total	$-	$587,492

The Company borrowed working capital from Zhengzhou Zhengbian Tap Water Co., Ltd., which has the same chairman as the Company. Li Xipeng owns 80% of the shares of Zhengzhou Zhengbian Tap Water Co., Ltd. The Company repaid the amount during the nine months ended March 31, 2011.

10.         TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	March 31, 2011	June 30, 2010

At cost:	$477,051,127	$458,939,075

Less: Accumulated depreciation	38,281,050	30,277,376
Toll road infrastructures, net	$438,770,077	$428,661,699

Depreciation expense for the nine months ended March 31, 2011 and 2010 was $6,695,416 and $4,851,869, respectively. Also see Notes 2(e) and 2(h).

The Company financed its construction of the toll road infrastructures substantially through long-term loans from banks. These bank loans are secured by the toll road operating right owned by the Company. Also see Note 15.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

11.         PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2011	June 30, 2010
At cost:
Toll station and ancillary facilities	$10,973,961	$10,557,317
Communication and monitoring equipment	6,152,166	5,852,164
Motor vehicles	1,509,137	1,533,666
Machinery	311,079	299,269
Office equipment	723,163	614,884
	19,669,506	18,857,300
Less: Accumulated depreciation
Toll station and ancillary facilities	1,806,347	1,481,751
Communication and monitoring equipment	944,666	766,348
Motor vehicles	1,070,933	993,498
Machinery	181,349	147,249
Office equipment	396,261	314,313
	4,399,556	3,703,159
Plant and equipment, net	$15,269,950	$15,154,141

Depreciation expense for the nine months ended March 31, 2011 and 2010 was $645,570 and $623,432, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

12.         LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2011	June 30, 2010

Cost	$56,134,874	$54,003,618
Less: Accumulated amortization	10,393,134	8,493,967
Land use rights, net	$45,741,740	$45,509,651

Amortization expense for the nine months ended March 31, 2011 and 2010 was $1,537,912 and $1,498,162, respectively.

Amortization expense for the next five years and thereafter is as follows:

March 31, 2012	$2,085,268
March 31, 2013	2,085,268
March 31, 2014	2,085,268
March 31, 2015	2,085,268
March 31, 2016	2,085,268
Thereafter	35,315,400
Total	$45,741,740

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

13.         LONG-TERM INVESTMENT

	March 31, 2011		June 30, 2010
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.8%	$3,297,660	2.03%	$1,586,229

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005 by purchasing a 3% equity interest (10 million shares) for RMB 10 million (approximately $1.3 million) in December 2005. During the year 2009 and 2010, after PCCC increased its share capital, the Company’s share of the total equity interest in PCCC was diluted to 2.03%.

On March 1, 2011, pursuant to an agreement, the Company purchased an additional 0.77% equity interest in PCCC (10.8 million shares) from Tai Ao and obtained the share certificates on March 26, 2011. The consideration for the transaction was $1,648,830 (RMB 1.00 or $0.15 per share). After the transaction, the Company held 2.8% of the total equity interest in PCCC as of March 31, 2011.

As of March 31, 2011 and June 30, 2010, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  No dividend income was recognized for the nine months ended March 31, 2011 and 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

14.         SHORT-TERM BANK LOANS

Short-term bank loans as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Loan from China Minsheng Banking Corp., Ltd., due May 18, 2011, monthly interest only payments at 6.666% per annum, co-secured by the Chief Executive Officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable owned by the Company. Also see Note 6.	7,633,471	-

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the Chief Executive Officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable owned by the Company.	-	7,343,654

Loan from China Citic Bank, due January 9, 2012, monthly interest only payments at 5.841% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	7,633,471	-

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	-	7,343,653

Loan from Industry and Commercial Bank of China, due April 22, 2011, monthly interest only payments at 5.35% per annum (repaid on its due date).	763,347	-

Loan from Industry and Commercial Bank of China, due May 22, 2011, monthly interest only payments at 5.35% per annum.	458,009	-
Total short-term bank loans	$16,488,298	$14,687,307

Interest expense for the nine months ended March 31, 2011 and 2010 was $907,429 and $374,245, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

15.         LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	March 31, 2011	June 30, 2010
Loan from National Development Bank of China Henan Branch, due May 20, 2017, 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$88,548,266	$88,123,843

Loan from Agricultural Bank of China, due July 20, 2017, 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	27,480,496	26,437,154

Loan from Agricultural Bank of China, due February 20, 2019, 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	29,007,191	29,374,614

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, 5.35% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 26 unequal installments from November 2007, and interest is paid monthly.	170,336,331	163,869,224

Loan from National Development Bank of China Henan Branch, due November 28, 2022, 5.94% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	152,669,425	146,873,072

Loans from China Construction Bank, due August 17, 2013, 5.13% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity, and interest is paid monthly.	13,740,248	-

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

15.         LONG-TERM BANK LOANS (CONTINUED)

	March 31, 2011	June 30, 2010
Loans from China Construction Bank, due December 31, 2013, the monthly interest only payments at a 5.5575% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity.	5,648,769	-
Total long-term bank loans	487,430,726	454,677,907
Less: current portion	13,740,248	20,086,361

Long-term portion	$473,690,478	$434,591,546

For the nine months ended March 31, 2011 and 2010, interest expense was $21,048,318 and $20,634,555, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantees to other third party debt that exceeds 70% of the Company’s total assets. As of March 31, 2011, the guarantees provided by the Company to other third party debt did not exceed 70% of the Company’s total assets.

The repayment schedule for the long-term bank loans is as follows:

March 31, 2011	$13,740,248
March 31, 2012	31,071,281
March 31, 2013	54,008,336
March 31, 2014	34,619,319
March 31, 2015	28,249,950
Thereafter	325,741,592
Total	$487,430,726

16.         NOTES PAYABLE

	March 31, 2011	June 30, 2010

Bank acceptance notes	$17,074,351	$3,520,608

Notes payable of $1,807,409 were issued to the Company’s contractors through China Construction Bank; notes payable of $7,633,471 were issued through China Citic Bank and notes payable of $7,633,471 were issued through China Minsheng Banking Corp., Ltd.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

16.	NOTES PAYABLE (CONTINUED)

Notes payable as of March 31, 2011 consist of the following:

Notes payable issued on November 8, 2010, due May 8, 2011 (repaid on its due date)	$152,669

Notes payable issued on January 12, 2011 and due July 11, 2011	7,633,471

Notes payable issued on January 26, 2011 and due July 25, 2011	1,088,613

Notes payable issued on January 27, 2011 and due July 27, 2011	410,364

Notes payable issued on January 28, 2011 and due July 28, 2011	45,801

Notes payable issued on January 31, 2011 and due July 31, 2011	109,962

Notes payable issued on March 18, 2011 and due September 18, 2011	7,633,471

Total	$17,074,351

Restricted cash of $17,074,351 and $3,520,608 collateralized the notes at March 31, 2011 and June 30, 2010, respectively. Also see Note 4. All of the bank acceptance notes at June 30, 2010 were repaid on their due dates. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on their loan transaction. Bank charges for bank acceptance notes were $142,082 and $1,753 for the nine months ended March 31, 2011 and 2010, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
 (UNAUDITED)

17.	LONG-TERM DEFERRED REVENUE

	March 31, 2011	June 30, 2010

Long-term deferred revenue	$15,726,603	$15,601,437
Imputed interest discount	(8,926,742)	(8,980,030)
Total	6,799,861	6,621,407
Less: current portion	103,894	99,949

Long-term portion	$6,695,967	$6,521,458

On January 1, 2006, the Company rented four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the nine months ended March 31, 2011 and 2010 was $466,489 and $454,432 respectively. The imputed interest for the nine months ended March 31, 2011 and 2010 was $400,897 and $395,269, respectively.

On August 1, 2009, the Company rented communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch for 15 years. The total rental fee is $309,782, which is paid in 3 installments of $103,261 in July every 5th year for 15 years. The amount received was before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized for the nine months ended March 31, 2011 and 2010 was $15,890 and $0 respectively.

18.	SERVICE ZONE DEFERRED REVENUE

	March 31, 2011	June 30, 2010

Henan Expressway Management Bureau	$-	$2,019,532
Jiaxin Shitong Highway Service Management Limited Company	99,235	176,248
Xinle Huitong Enterprise and Service Management Co., Ltd.	92,619	164,498
Others	23,283	35,432

Total	$215,137	$2,395,710

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

18.	SERVICE ZONE DEFERRED REVENUE (CONTINUED)

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company for five years beginning October 16, 2010. The total rental fee is $916,017, and is payable in 5 installments of $183,203 every year. The Company amortized revenue under the straight-line method. The rental income recognized during the nine months ended March 31, 2011 was $82,570.

On June 26, 2010, the Company rented the West Pingdingshan and Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd. for five years beginning October 16, 2010. The total rental fee is $854,949, and is payable in 5 installments of $170,990 every year. The Company amortized revenue under the straight-line method. The rental income recognized during the nine months ended March 31, 2011 was $77,066.

19.	INCOME TAX

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which became effective on January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting January 1, 2008 is 25%. The new CIT Law impacted deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2009 based on their best estimates and will continue to assess the impact of the new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011, the Company did not have a liability for unrecognized tax benefits.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

19.	INCOME TAX (CONTINUED)

Income tax expense is summarized as follows:

	Nine Months Ended March 31,
	2011	2010
Current	$-	$(13,656)
Deferred	1,286,338	2,107,272
Income tax expense	$1,286,338	$2,093,616

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Nine Months Ended March 31,
	2011	2010
Computed “expected” expense	$1,312,694	$2,021,951
Valuation allowance	(26,356)	71,665
Income tax expense	$1,286,338	$2,093,616

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

19.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	March 31, 2011	June 30, 2010

G&A expenses	$346,183	$330,313
Interest expense	116,350	-
Road maintenance costs	451,308	316,408
Other expenses	161,820	126,412
Payroll expenses	-	58,368
Bad debts	29,891	13,659
US loss carry forward	242,352	268,708
Valuation allowance	(242,352)	(268,708)
PRC loss carry forward	154,315	939,492
Total deferred tax assets	1,259,867	1,784,652

Sales cut-off	(1,414,017)	(920,961)
Interest income	(8,634,250)	(8,940,112)
Interest expense	(105,795)	(34,583)
Consulting fees	(3,366)	(113,393)
Other expenses	(142,431)	(62,548)
Total deferred tax liabilities	(10,299,859)	(10,071,597)

Net current deferred tax liabilities	$(9,039,992)	$(8,286,945)

Non-current portion:
Rental income	$135,345	$149,941
Capitalized interest	2,334,622	2,245,984
Amortization	2,598,283	2,123,492
Bad debts	2,812,934	2,706,136
Total deferred tax assets	7,881,184	7,225,553

Depreciation	(4,383,786)	(3,012,315)
Total deferred tax liabilities	(4,383,786)	(3,012,315)

Net non-current deferred tax assets	$3,497,398	$4,213,238

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

19.	INCOME TAX (CONTINUED)

As of March 31, 2011, the U.S. loss-carried-forward is $242,352. The net operating loss carry forward will expire in 2030. The Company estimated that there will not be sufficient profits available within the loss-carried-forward period and the loss-carried-forward will not be realized.

As of March 31, 2011, the PRC loss carry forward of $154,315 represents the net operating loss of the Company’s subsidiary Ping. According to the CIT Law of China, such loss can be carried forward to the succeeding years, but the limit of the carrying forward may not exceed five years. The net operating loss carry forward expires in year 2015.

20.	CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In the management’s opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,923,513). The guarantee period is from September 1, 2010 to December 31, 2011.  As of March 31, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,633,471), due September 15, 2011.

Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,633,471 to the Company. Also see Note 14.

As of March 31, 2011, restricted cash of $7,633,471 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company’s management considered the risk of default by Tai Ao as remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of March 31, 2011. No fee was paid to Tai Ao for its guarantee.

The Company’s management considered the risk of default by Zhengzhou Zhengdong Thermoelectricity Co., Ltd. as remote, and therefore no liability for the pledgor's obligation under the mortgage was recognized as of March 31, 2011. No fee was paid to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its mortgage.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

20.	CONTINGENCIES (CONTINUED)

NASDAQ Listing

The Company was notified by NASDAQ that it is not in compliance with the $1 stock price listing requirement for NASDAQ and that the Company has until September 6, 2011 to correct the issue. If it is not corrected timely or the Company is unsuccessful in an appeals process, the Company could be delisted from the NASDAQ exchange. The Company has communicated with NASDAQ that it has full intention to take the necessary timely steps to ensure that the Company's stock price will comply with the $1 requirement including effectuating a reverse stock split if necessary.

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

The amount of revenue can be measured reliably;

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at March 31, 2011 and June 30, 2010.

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the nine months ended March 31, 2011 and 2010.

Related Parties Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Company name	Relationship with the Company

Tai Ao Expressway Co., Ltd. (“Tai Ao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 51% owner of Tai Ao.

Xinyang Expressway Co., Ltd. (“Xinyang”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 100% owner of Xinyang.

Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 60% owner of Ruijia.

Henan Hairun Trade Co., Ltd. (“Hairun”)	Substantially controlled by the Vice President of Operations of the Company

ZhengZhou Zhengbian Heat Ltd. (“Zhengbian Heat”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian Heat.

Xinyang Hongqiao Heat Co., Ltd. (“Hongqiao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 92% owner of Hongqiao.

Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengdong.

Zhengzhou Zhengbian Tap Water Co., Ltd. (“Zhengbian”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian.

The material related party transactions of the Company mainly relates to borrowings and loans for working capital needs, which are disclosed as follows:

On June 29, 2010, Tai Ao Expressway Co., Ltd. entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties from October 1, 2010.

On June 29, 2010, Xinyang Expressway Co., Ltd. entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable to Xinyang was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest is paid annually and the principal is repaid at maturity. Also see September 27, 2009 letter of intent below. According to the letter of intent and board of directors’ minutes of September 2009, the entire principal and interest is going to be settled by the acquisition. The resolution of principal and interest of the notes receivable from related parties to a large extent depends on the government approval of the acquisition. Based on the uncertainty of the approval by the government or how long it will take the Company to get approval, the Company decided to cease accruing the interest income from the notes receivable from related parties from October 1, 2010.

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company shall purchase at least 51% of Tai Ao. The consideration for such purchase will be settled first with the note receivable from Xinyang of $83,601,327, and the remainder in cash. If the Company successfully negotiates with Tai Ao’s shareholders, the consideration will be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummates such transaction, the transaction is expected to be accounted for as an acquisition of a company under common control.

The collectibility of the notes receivables from related parties to a large extent depends on completion of the share purchase resolution as mentioned below.

The Chinese government now requires foreign acquirers of assets based in China to use all cash in the acquisition. A share-based acquisition has to be approved by the Reform and Development Commission of the central government. The success of getting approval from the Reform and Development Commission is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

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

The Company is actively pursuing the acquisition. However, whether the application will be approved is still unclear as of March 31, 2011 due to the above mentioned reasons. Thus, there is uncertainty as to the collectibilty of the notes receivables from related parties. At this time, the Company estimates that there is no need for a reserve against the amounts due from related parties. If the Company is unsuccessful in obtaining approval for the acquisition of Tai Ao, this reserve estimate could change significantly. The management of the Company plans to resolve the related party transaction as of June 30, 2011, either effectuating the acquisition or settling the related party receivables.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $71,272 was provided by the Company for the interest as of March 31, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $23,870 was provided by the Company for the interest as of March 31, 2011.

The above mentioned notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $2,133,321 and $6,277,033 for the nine months ended March 31, 2011 and 2010, respectively.

Tai Ao Expressway Co., Ltd. is substantially controlled by the same Chairman of the Company, Li Xipeng. 51% shares of Tai Ao are substantially held by Li Xipeng. The Company made payments to Tai Ao for its working capital needs. For the nine months ended March 31, 2011, the payments to Tai Ao amounted to $11,064,405, and the repayments from Tai Ao amounted to $5,655,846. The balances of $39,524,453 and $32,732,531 at March 31, 2011 and June 30, 2010, respectively, are unsecured, interest free and due on demand.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the nine months ended March 31, 2011.

Xinyang Hongqiao Heat Co., Ltd. is substantially controlled by the same chairman of the Company, Li Xipeng. 92% shares of Xinyang Hongqiao Heat Co., Ltd. are substantially held by Li Xipeng. The Company made payment to Hongqiao for its working capital needs. The balance of $458,008 at March 31, 2011 is unsecured, interest free and due on demand.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. have the same chairman, Li Xipeng. 80% shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. are substantially held by Li Xipeng. The Company made payments to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its working capital needs. For the nine months ended March 31, 2011, the payments to Zhengdong were $2,237,102, and the repayments from Zhengdong were $1,351,148. The balance at March 31, 2011 was $900,953. The balance at March 31, 2011 is unsecured, interest free and due on demand.

The Company borrowed working capital from Henan Hairun Trade Co., Ltd., which is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. For the nine months ended March 31, 2011, the working capital borrowed from Hairun was $2,251,914. The Company repaid the amount during the nine months ended March 31, 2011.

The Company borrowed working capital from Zhengzhou Zhengbian Tap Water Co., Ltd., which has the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengbian Tap Water Co., Ltd. are substantially held by Li Xipeng. The Company repaid the amount during the nine months ended March 31, 2011.

The Company borrowed working capital from Zhengzhou Zhengdong Thermoelectricity Co., Ltd., which has the same chairman of the Company, Li Xipeng. 80% shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. are substantially held by Li Xipeng. For the nine months ended March 31, 2011, the working capital borrowed from Zhengzhou Zhengdong Thermoelectricity Co., Ltd. was $12,010,209 and the Company repaid the amount during the nine months ended March 31, 2011.

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

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch. Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of 65 million RMB (approximately $9,923,513). The guarantee period is from September 1, 2010 to December 31, 2011.  As of March 31, 2011, Tai Ao borrowed 50 million RMB (approximately $7,633,471), due September 15, 2011. Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,633,471 to the Company.

The Company’s management considers the risk of default by Tai Ao as remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of March 31, 2011. No fee was paid to Tai Ao for its guarantee.

As of March 31, 2011, restricted cash of $7,633,471 was pledged to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for the notes payable issued by Zhengzhou Zhengdong Thermoelectricity Co., Ltd.

The Company’s management considered the risk of default by Zhengdong as remote, and therefore no liability for the pledgor's obligation under the mortgage was recognized as of March 31, 2011. No fee was paid to Zhengdong for its mortgage.

The Company was notified by NASDAQ that it is not in compliance with the $1 stock price listing requirement for the NASDAQ and that the Company has until September 6, 2011 to correct the issue. If it is not corrected timely or the Company is unsuccessful in an appeals process, the Company could be delisted from the NASDAQ exchange. The Company has communicated with NASDAQ that it has full intention to take the necessary timely steps to ensure that the Company's stock price will comply with the $1 requirement including effectuating a reverse stock split if necessary.

Recent Accounting Pronouncements

No new accounting pronouncements have been adopted that will have a material effect on the condensed consolidated financial statements.

Results of Operations

Results of Operations for the Three (3) Months Ended March 31, 2011 Compared to the Three (3) Months Ended March 31, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended March 31 (Unaudited)		Three Months Ended March 31 (Unaudited)
	2011	2010	2011	2010

Revenues	13,080,822	10,659,674	100.0%	100.0%
Operating costs	958,431	1,074,027	7.3%	10.1%
Depreciation and amortization	2,724,697	2,013,835	20.8%	18.9%
Gross profit	9,397,694	7,571,812	71.8%	71.0%
General and administrative expenses	1,423,791	1,293,996	10.9%	12.1%
Income from operations	7,973,903	6,277,816	61.0%	58.9%
Interest income from related parties	-	2,055,602	0.0%	19.3%
Other interest income (expense)	(386,476)	13,226	(3.0)%	0.1%
Interest expense	7,757,025	6,867,988	59.3%	64.4%
Other income, net	275,029	252,896	2.1%	2.4%
Income from operations before income taxes	105,431	1,731,552	0.8%	16.2%
Income tax expense	26,358	444,093	0.2%	4.2%
Net income	79,073	1,287,459	0.6%	12.1%

Revenues

Our revenues are derived from the operation of Pinglin Expressway. Our revenues increased by approximately $2.4 million, or 22.7%, from approximately $10.7 million for the three months ended March 31, 2010 to approximately $13.1 million for the three months ended March 31, 2011. The increase was mainly due to:

The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 2,642 units, or 22.5%, from 11,762 units for the three months ended March 31, 2010 to 14,404 units for the three months ended March 31, 2011.

Pinglin Expressway is part of Ningnuo Expressway, which intersects the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway will be back to normal growth. As a result, the long-haul truck flow through Pinglin Expressway for the three months ended March 31, 2011 increased approximately 22% compared to the same period in 2010. Thus, the revenues increased accordingly. Considering the short time after the completion of the rebuilding of the Lianhuo Expressway, the Company cannot assess the impact of the future total traffic volume of Pinglin Expressway in the current reporting period, and will assess it each reporting period.

Due to these factors set forth above, our revenues for the three months ended March 31, 2011 increased 22.7% compared to the three months ended March 31, 2010.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs decreased by approximately $0.1 million, or 10.8%, from approximately $1.1 million for the three months ended March 31, 2010 to approximately $1.0 million for the three months ended March 31, 2011. The decrease is mainly due to the decrease in our specific project costs and the road surface evenness project for three months ended March 31, 2011.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $0.7 million, or 35.3%, from approximately $2.0 million for the three months ended March 31, 2010 to approximately $2.7 million for the three months ended March 31, 2011. The increase was mainly caused by the increase of the converted average daily traffic volume and the reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

The converted average daily traffic volume increased 2,642 units, or 22.5%, from 11,762 units for the three months ended March 31, 2010 to 14,404 units for the three months ended March 31, 2011

Management assesses the future total expected traffic volume at each year end. Considering the current economic environment and the actual traffic volume during the year ended June 30, 2010, compared to prior years’ estimate, management believes that there was significant decline in future total anticipated volume. Based on such estimation, the management reassessed the future total traffic volume at June 30, 2010, which decreased by approximately 15.6% compared to the assessment of prior year. As a result, depreciation of toll road infrastructures increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company cannot assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it each reporting period.

Gross Profit

Our gross profit increased by approximately $1.8 million, or 24.1%, from approximately $7.6 million for the three months ended March 31, 2010 to approximately $9.4 million for the three months ended March 31, 2011. Such gross profit increase is primarily due to the increase in our revenues and decrease in operating costs.

Gross profit as a percentage of revenues increased from 71.0% for the three months ended March 31, 2010 to 71.8% for the three months ended March 31, 2011 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts, depreciation and miscellaneous taxes. General and administrative expenses increased by approximately $0.1 million, or 10.0%, from approximately $1.3 million for the three months ended March 31, 2010 to approximately $1.4 million for the three months ended March 31, 2011. Such increase is primarily due to the increase in payroll. With the high CPI in China, the Company provided the higher payroll for its employees.

Interest Income and Expense

Interest income from related parties decreased by approximately $2.06 million, or 100%, from approximately $2.06 million for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. The decrease is primarily due to the Company’s management’s decision to cease to accrue the interest income from notes receivable from related parties from October 1, 2010.

Interest expense increased by approximately $0.9 million, or 12.9%, from approximately $6.9 million for the three months ended March 31, 2010 to approximately $7.8 million for the three months ended March 31, 2011. This increase is primarily due to the increase in our loan principal.

Income Tax Expense

Income tax expense decreased by approximately $0.4 million, or 94.1%, from approximately $0.4 million for the three months ended March 31, 2010 to approximately $0.03 million for the three months ended March 31, 2011, as a result of the decrease in our income from operations. Our effective tax rate was 25% and 26% for the three months ended March 31, 2011 and 2010, respectively.

Net Income

Our net income decreased by approximately $1.2 million, or 93.9%, from approximately $1.3 million for the three months ended March 31, 2010 to approximately $0.08 million for the three months ended March 31, 2011. This decrease is primarily due to the decrease in our interest income from related parties and the increase in interest expense, partially offset by the increase in our revenue.

Results of Operations for the Nine (9) Months Ended March 31, 2011 Compared to the Nine (9) Months Ended March 31, 2010

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Nine Months Ended March 31 (Unaudited)		Nine Months Ended March 31 (Unaudited)
	2011	2010	2011	2010

Revenues	42,233,655	35,845,854	100.0%	100.0%
Operating costs	4,813,781	3,161,795	11.4%	8.8%
Depreciation and amortization	8,380,104	6,503,106	19.8%	18.1%
Gross profit	29,039,770	26,180,953	68.8%	73.0%
General and administrative expenses	3,640,132	3,774,174	8.6%	10.5%
Income from operations	25,399,638	22,406,779	60.1%	62.5%
Interest income from related parties	2,133,321	6,277,033	5.1%	17.5%
Other interest income (expense)	(488,151)	61,412	(1.2)%	0.2%
Interest expense	22,117,946	21,410,205	52.4%	59.7%
Other income, net	323,913	752,786	0.8%	2.1%
Income from operations before income taxes	5,250,775	8,087,805	12.4%	22.6%
Income tax expense	1,286,338	2,093,616	3.0%	5.8%
Net income	3,964,437	5,994,189	9.4%	16.7%

Revenues

Our revenues are derived from the operation of Pinglin Expressway. Our revenues increased by approximately $6.4 million, or 17.8%, from approximately $35.8 million for the nine months ended March 31, 2010 to approximately $42.2 million for the nine months ended March 31, 2011. The increase was mainly due to:

The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 2,056 units, or 15.9%, from 12,899 units for the nine months ended March 31, 2010 to 14,955 units for the nine months ended March 31, 2011.

Pinglin Expressway is part of Ningnuo Expressway, which intersects the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway will be back to normal growth. As a result, the long-haul truck flow through Pinglin Expressway for the nine months ended March 31, 2011 increased approximately 18% compared to the same period in 2010.  Thus, the revenues increased accordingly. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company cannot assess the impact of the future total traffic volume of Pinglin Expressway in the current reporting period, and will assess it each reporting period.

With the global economic recovery, the coal demand for industry increases. Therefore, the weight and flow rate of trucks carrying coal through Pinglin Expressway increased accordingly.

Due to these factors set forth above, our revenues for the nine months ended March 31, 2011 increased 17.8% compared to the nine months ended March 31, 2010.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs increased by approximately $1.6 million, or 52.2%, from approximately $3.2 million for the nine months ended March 31, 2010 to approximately $4.8 million for the nine months ended March 31, 2011. The increase is mainly due to the increase in our specific project costs and the road surface evenness project for the nine months ended March 31, 2011.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations increased by approximately $1.9 million, or 28.9%, from approximately $6.5 million for the nine months ended March 31, 2010 to approximately $8.4 million for the nine months ended March 31, 2011. The increase was mainly caused by the increase of the converted average daily traffic volume and the reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

The converted average daily traffic volume increased 2,056 units, or 15.9%, from 12,899 units for the nine months ended March 31, 2010 to 14,955 units for the nine months ended March 31, 2011.

Management assesses the future total expected traffic volume at each year end. Considering the current economic environment and the actual traffic volume during the year ended June 30, 2010, compared to prior years’ estimate, management believed that there was significant decline in future total anticipated volume. Based on such estimation, the management reassessed the future total traffic volume at June 30, 2010, which decreased by approximately 15.6% compared to the assessment of prior year. As a result, depreciation of toll road infrastructures increased for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company cannot assess the impact of the future total traffic volume of the Expressway in the current reporting period, and will assess it each reporting period.

Gross Profit

Our gross profit increased by approximately $2.8 million, or 10.9%, from approximately $26.2 million for the nine months ended March 31, 2010 to approximately $29.0 million for the nine months ended March 31, 2011. Such gross profit increase is primarily due to the increase in our revenues, partially offset by the increase in operating cost and depreciation expense.

Gross profit as a percentage of revenues decreased from 73.0% for the nine months ended March 31, 2010 to 68.8% for the nine months ended March 31, 2011 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts and miscellaneous taxes. General and administrative expenses decreased by approximately $0.1 million, or 3.6%, from approximately $3.7 million for the nine months ended March 31, 2010 to approximately $3.6 million for the nine months ended March 31, 2011. Such decrease is primarily due to the decrease in consulting fee. Consulting fee decreased due to the completion of the review and verification of the project “Part of State Key Highway Construction”.

Interest Income and Expense

Interest income from related parties decreased by approximately $4.1 million, or 66.0%, from approximately $6.2 million for the nine months ended March 31, 2010 to approximately $2.1 million for the nine months ended March 31, 2011. The decrease is primarily due to the Company’s management’s decision to cease to accrue the interest income from notes receivable from related parties from October 1, 2010.

Interest expense increased by approximately $0.7 million, or 3.3%, from approximately $21.4 million for the nine months ended March 31, 2010 to approximately $22.1 million for the nine months ended March 31, 2011. This increase is primarily due to the increase in our loan principal.

Income Tax Expense

Income tax expense decreased by approximately $0.8 million, or 38.6%, from approximately $2.1 million for the nine months ended March 31, 2010 to approximately $1.3 million for the nine months ended March 31, 2011, as a result of the decrease in our income from operations. Our effective tax rate was 24% and 26% for the nine months ended March 31, 2011 and 2010, respectively.

Net Income

Our net income decreased by approximately $2.0 million, or 33.9%, from approximately $6.0 million for the nine months ended March 31, 2010 to approximately $4.0 million for the nine months ended March 31, 2011. This decrease is primarily due to the increase in our operating costs and depreciation and amortization expenses, the decrease in interest income from related parties, and the increase in interest expenses, partially offset by the increase in our revenues.

Liquidity and Capital Resources

We generally finance our operations through, to a substantial extent, from operating profit and a combination of borrowings from banks. We use cash generated from operations to pay current liabilities. To increase our cash resources, we will renew short-term loans when due and obtain long-term loans, if necessary. During the current reporting period, we obtained long-term loans of $19,066,206.

Management assesses the future total expected traffic volume at each fiscal year end. Considering the current economic environment and the actual traffic volume during the year ended June 31, 2010, compared to the prior years’ estimate, management believes that there was significant decline in future total anticipated volume. However, the converted average daily traffic volume for the nine months ended March 31, 2011 increased compared with the nine months ended March 31, 2010. Therefore, our current revenue generated through operations increased accordingly during the current reporting period.

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

The following table sets forth the summary of our cash flow, in dollars, for the periods indicated:

	Nine Months Ended March 31
	2011	2010
Net cash provided by operating activities	$7,008,725	$16,218,092
Net cash used in investing activities	(14,428,900)	(10,514,072)
Net cash provided in financing activities	7,550,455	(5,833,926)
Net decrease in cash and cash equivalents	130,280	(129,906)
Effect of exchange rate changes on cash	(208,045)	(24,848)
Cash and cash equivalents at beginning of period	1,267,199	1,614,260
Cash and cash equivalents at end of period	$1,189,434	$1,459,506

Operating Activities

Net cash provided by operating activities was approximately $7.0 million for the nine months ended March 31, 2011, as compared to $16.2 million for the nine months ended March 31, 2010. This decrease is primarily due to the decrease in our net income of approximately $2.0 million, and the decrease in our current deferred revenue of approximately $2.2 million and the increase in our accounts receivables of approximately $3.9 million for the nine months ended March 31, 2011.

Investing Activities

Net cash used in investing activities was approximately $14.4 million for the nine months ended March 31, 2011 as compared to approximately $10.5 million for the nine months ended March 31, 2010. The change is primarily due to the fact that (a) we provided additional working capital for related parties, Zhengbian and Tai Ao, for the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010; (b) we paid the amount to purchase shares of Pingdingshan City Credit Corporation of approximately $1.6 million for the nine months ended March 31, 2011; and (c) we provided additional payables to contractors of approximately $3.9 million for the nine months ended March 31, 2011.

Financing Activities

Net cash provided in financing activities was approximately $7.6 million for the nine months ended March 31, 2011 as compared to net cash used of approximately $5.8 million for the nine months ended March 31, 2010. Such change is primarily due to the fact that (a) we received $19.1 million in proceeds from long-term bank loans from China Construction Bank due to working capital needs; and (b) the repayment of long-term bank loans decreased approximately $8.6 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010; and (c) the restricted cash increased approximately $20.8 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.

Working Capital

Our working capital increased by approximately $24.0 million from a deficit of approximately $61.6 million as of June 30, 2010 to a deficit of approximately $37.6 million as of March 31, 2011. This was primarily due to a change in the payment schedule of long-term loans, which resulted in a decrease in the current portion of long-term bank loans of approximately $6.4 million and the restricted cash increased approximately $20.8 million. The negative working capital of the Company as of March 31, 2011 and June 30, 2010 is mainly due to the current notes receivables from related parties that are reclassified into long-term assets.

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

Capital Expenditures

We made capital expenditures of approximately $0.2 and $0.2 million for the nine months ended March 31, 2011 and 2010, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.

Off-Balance Sheet Arrangements

We entered into a guarantee agreement with China Citic Bank Zhengzhou Branch. Pursuant to the agreement, we provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $9,923,513). The guarantee period is from September 1, 2010 to December 31, 2011.  As of March 31, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,633,471), due September 15, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, the Company had no unregistered sales of equity securities.

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

Date: May 16, 2011	By:	/s/ Li Xipeng
Name: Li Xipeng
Chief Executive Officer, Principal
Executive Officer and Chairman of the Board

Date: May 16, 2011	By:	/s/ Zhang Chunxian
Name: Zhang Chunxian
Chief Financial Officer, Principal Financial and Accounting Officer and Director