Form 10-K
period 2011-06-30
China Infrastructure Investment CORP
filed 2011-10-13
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 based upon the closing price was approximately $8,184,630.

The number of outstanding shares of the registrant’s Common Stock on October 13, 2011 was 80,000,000.

China Infrastructure Investment Corporation

Annual Report on Form 10-K
For the Year Ended June 30, 2011

i

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

On February 8, 2008, we entered into a Share Exchange Agreement with Color Man Holdings Limited, a British Virgin Islands company (“ CMH ”) and Joylink Holdings Limited, a British Virgin Islands company and the sole stockholder of CMH (“ Joylink ”). As a result of the share exchange, we acquired all of the issued and outstanding securities of CMH from Joylink in exchange for 54,400,000 newly–issued shares of our common stock (the “ Exchange ”).

Current Operations of The Company

History and Organizational Structure of CMH and Wise On China Limited

CMH was formed on April 11, 2005 as a British Virgin Islands company. Upon the consummation of the Exchange, the Company acquired ten (10) shares of CMH’s capital stock, representing one hundred percent (100%) of the total issued and outstanding shares of capital stock of CMH. Wise On China Limited (“ WOC ”) was established and incorporated on November 2, 2005. CMH’s sole business is to act as a holding company for WOC, and WOC’s sole business is to act as a holding company for Pingdingshan Pinglin Expressway Co., Ltd (“ Ping ”). CMH owns one (1) share of WOC. Neither CMH nor WOC have a Board of Directors, however each company has one (1) Executive Director that serves as the legal representative and which may appoint a General Manager to lead each company’s routine operations. CMH’s current Executive Director is RCD (Nominee) Limited and WOC’s current Executive Director is Siu Choi Fat. Both CMH and WOC have their office located at Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong.

History of Ping and the Pinglin Expressway

In accordance with the PRC’s National Expressway Network Plan formulated by the State and “the Tenth Five-Year Plan” of Henan Province on the Comprehensive Traffic System Development Plan formulated by the Henan provincial government for the purpose of completing the Pingdingshan-Linru portion of the Nanjing-Luoyang expressway (also referred to herein as the “ Nanluo Expressway ”), Ping competed in and won an open bid to fund, operate and manage such Pingdingshan-Linru portion in early 2003.

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

VIE Arrangements with Zhengzhou Simian Real Estate Co., Ltd. (“Simian”)

In connection with a loan set-off agreement the Company entered into on October 10, 2011, the Company entered into VIE arrangements with Zhengzhou Simian and Zhengzhou Simian’s stockholder which allow us, among other things, to secure significant rights to influence Zhengzhou Simian’s business operations, policies and management, to approve all matters requiring stockholder approvals, and give us the right to include 51% of the annual net income earned by Zhengzhou Simian as part of our consolidated financial statements. In addition, to ensure that Zhengzhou Simian perform its obligations under these contractual arrangements, the stockholder of Zhengzhou Simian has pledged to us its equity interests in Zhengzhou Simian. We have a right of option to purchase the 51% of the equity interests in Zhengzhou Simian.  A description of the loan set-off agreement and the VIE arrangements was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.

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

Socio-Economic Conditions of Henan Province and Pingdingshan

Henan Province has the largest population in China and its GDP in 2010 ranked fifth (5th) in the whole country. In 2010, Henan’s GDP growth increased by 12% up from the previous year, higher than the national growth rate of 9.5%. Pingdingshan is an important energy base and industrial city in Henan Province, which has abundant coal and salt resources. Coal mining, electricity, chemicals, and the steel and mechanical industries are the pillar industries of the city. In 2010, Pingdingshan’s GDP ranked fifth in Henan Province and its growth rate was 12.1%, which was higher than the average level of the whole province.  Pingdingshan had a population of 5.06 million in 2006.

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

Financial Advantages

We believe the Company's major financial advantages to be (a) sound operation, (b) low market risk, (c) no cyclical fluctuation, (d) strong capacity of cash flow from operation, (e) large free cash flow and (f) strong solvency and capital accumulation capacity. Furthermore, infrastructure industries are in line with the state’s industrial policy and concessions on charge standards and interest rates on bank loans .

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

As of June 30, 2011, we had approximately 376 full-time employees. The number of employees by function is listed below:

	Number of Employees	% of Total Employees
Toll Collection Operations	276	73.4
Maintenance and Operations	42	11.2
Finance and Accounting	6	1.6
Administration	42	11.2
Executive Management	10	2.6
Total	376	100

Institutional Structure

There are six (6) departments in the Company, and the main function of each department is as follows:

Operation and Management Department : This Department is responsible for toll collection management, routine maintenance of operating facilities and statistics of traffic volume.

Engineering Maintenance Department : This Department is responsible for the organization of Expressway maintenance, for managing infrastructure and maintenance projects, for coordinating the relationship between the parties participating in the projects, for managing project quality and for selecting and purchasing fixed assets and project materials.

Road Administration Department : This Department is responsible for implementing national laws and regulations on the expressways, maintaining road assets and property rights according to the law, supervising and investigating expressway cases and other road administration such as comprehensive management and special treatment and supervising the maintenance work.

Planned Finance Department : This Department is responsible for setting and optimizing the financial system and flow, conducting basic accounting checks, controlling and managing financial matters, managing capital plans, managing contracts, researching and preparing mid and long term development plans, conducting internal audits and other matters related to industry, commerce and taxation.

Human Resources Department : This Department is responsible for drafting human resources plans and allocating the staff, organizing and implementing staff training and career development, providing performance and salary management as well as other personnel services.

Office Department : This Department is responsible for managing administrative affairs, drafting the Company’s systems and documents, managing the archives, stamps and vehicles and organizing and administrating conference-related matters.

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

Research and Development

The Company did not incur any expenses on research and development during the fiscal years ended June 30, 2011 or June 30, 2010.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2011.

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

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“ FIEs ”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2011, we had approximately RMB160.4 million (approximately US$24.8 million) in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

We Are Exposed To Risks Related To VIE Arrangements With Zhengzhou Simian.

On October 10, 2011, we entered into a loan set-off agreement with Tai Ao Expressway whereby we offset the long-term notes receivable from Tai Ao Expressway by the entry of VIE arrangements with Zhengzhou Simian and its stockholder. We describe these arrangements in more detail under “Current Operations of the Company - VIE Arrangements with Zhengzhou Simian Real Estate Co., Ltd.”

We have no equity ownership interest in Zhengzhou Simian, and rely on contractual arrangements with Zhengzhou Simian and its stockholders to control and operate Zhengzhou Simian.  These contractual arrangements may not be as effective in providing control over Zhengzhou Simian as direct ownership would be. For example, Zhengzhou Simian could fail to take actions required for our business despite its contractual obligation to do so. If Zhengzhou Simian, or its stockholder, fails to perform their respective obligations under agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. In addition, we may not be able to renew these agreements with Zhengzhou Simian and its stockholder when they expire. Our contractual arrangements with Zhengzhou Simian are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be adversely affected.

We Have Incurred Operating Losses And May Not Be Profitable In The Future; Our Plans To Maintain And Increase Liquidity May Not Be Successful; The Report Of The Independent Registered Public Accounting Firm Includes A Going Concern Uncertainty Explanatory Paragraph.

We incurred a net loss of $137 million, and had a working capital deficit of $27 million and cash and cash equivalents of $0.56 million on June 30, 2011. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated October 10, 2011 which is included elsewhere in this Form 10-K. The Company currently generates its cash flow through its operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $19 million. The Company also had cash flow from operations of $11 million for the year ended June 30, 2011. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources. (see Note 3 of the Notes to Consolidated Financial Statements). Successful renewal of our bank loans, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

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

Sale Prices	High	Low

Fiscal Year Ended June 30, 2010
Quarter ended September 30, 2009	$1.80	$1.01
Quarter ended December 31, 2009	4.75	1.09
Quarter ended March 31, 2010	3.55	1.65
Quarter ended June 30, 2010	$2.58	$1.02

Sale Prices	High	Low
Fiscal Year Ended June 30, 2011
Quarter ended September 30, 2010	$1.34	$0.628
Quarter ended December 31, 2010	0.701	0.54
Quarter ended March 31, 2011	0.73	0.4
Quarter ended June 30, 2011	$0.42	$0.26

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

Holders of Common Equity

As of October 13, 2011, the Company has an aggregate of 80,000,000 shares of its Common Stock issued and outstanding and four (4) stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

On January 22, 2008, the Company completed a diviend distribution to its shareholders of record as of January 18, 2008 in the amount equal to five percent (5%) (1,250,005 shares) of the then issued and outstanding Common Stock.  Following the dividend distribution and immediately prior to the consummation of the Exchange, the Company had 26,250,005 shares of Common Stock issued and outstanding.

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

The Pinglin Expressway is a significant part of the Nanluo Expressway, a key national trunk highway in China which connects Nanjing to Luoyang. The Nanluo Expressway links the northwestern regions to the southeastern coastal regions of China. The construction of the Pinglin Expressway started on October 23, 2003 and was completed in two (2) phases. The first phase of the construction (covering a section of approximately 86 kilometers in length) linking Ruzhou and Pingdingshan in HenanProvince, began commercial operations on December 31, 2005.On May 31, 2006, the second phase of the construction (covering a section of approximately 21 kilometers in length) linking Pingdingshan to Yexian in HenanProvince was completed.

The Pinglin Expressway is a dual carriageway four lane expressways, the toll section is 106 km in length. Toll revenue from vehicles passing through the Expressway’s six toll gates (South Pingdingshan, Pingdingshan New Town, Baofeng, Xiaotun, Ruzhou and Wenquan) is the primary source of the Company’s revenue. The Expressway is also located between two key cities, Luoyang and Luohe. The Expressway extends from east to west, from Shilipu (the end of the Luohe-Pingdingshan expressway), through Yexian and Pingdingshan and then to New Xiying village at the joint of Pingdingshan and Luoyang. The road is linked with the Lianhuo (Lianyungang-Huoerguosi) national highway in Luoyang, and then extends to the southeast of LuoheCity and connects with the Beijing-Zhuhai national highway to form a convenient channel between Luoyang and Luohe. In addition to the traffic flow of the line itself, we believe it also attracts the traffic flow from the Lianhuo highway to Zhengzhou and then to the Beijing-Zhuhai national highway to alter the route of the Pinglin Expressway. Furthermore, the Expressway extends east to link the highway network of the Jiangsu and Anhui provinces and also links seaports, including Shanghai.

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

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with Zhengzhou Simian Real Estate Co., Ltd (“Simian”) and Henan Shengrun Real Estate Co., Ltd. (“Shengrun”), the stockholder of Simian. Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Shengrun.  Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Shengrun. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,169,593, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,448,982 and $40,054,014 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $83,087,504 was provided for notes receivable to Xinyang as of June 30, 2011, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2011 and 2010.

Depreciation of Toll Road Infrastructures

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

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, construction in progress, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the years ended June 30, 2011 and 2010.

Related Parties Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Company name	Relationship with the Company

Tai Ao Expressway Co., Ltd. (“Tai Ao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 51% owner of Tai Ao.
Xinyang Expressway Co., Ltd. (“Xinyang”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 100% owner of Xinyang.
Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 60% owner of Ruijia.
Henan Hairun Trade Co., Ltd. (“Hairun”)	Substantially controlled by the Vice President of Operations of the Company
Henan Shengrun Venture Investment Co.Ltd. (“Shengrun”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 97% owner of Shengrun.
ZhengZhou Zhengbian Heat Ltd. (“Zhengbian Heat”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian Heat.
Xinyang Hongqiao Heat Co., Ltd. (“Hongqiao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 92% owner of Hongqiao.
Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengdong.
Zhengzhou Zhengbian Tap Water Co., Ltd.(“Zhengbian”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian.

The material related party transactions of the Company mainly relate to borrowings and loans for working capital needs, which are disclosed as follows:

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company would purchase at least 51% of Tai Ao. The consideration for such purchase would be settled first with the note receivable from Xinyang of $78,876,139, and the remainder in cash. If the Company successfully negotiated with Tai Ao’s shareholders, the consideration would be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummated such a transaction, the transaction would have been accounted for as an acquisition of a company under common control.

The collectibility of the notes receivables from related parties to a large extent depended on the completion of the share purchase resolution.

The Chinese government now requires foreign acquirers of assets based in China to use all cash in an acquisition. A share-based acquisition has to be approved by the Commerce Bureau of Pingdingshan City. The success of getting approval from the Commerce Bureau of Pingdingshan City is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

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

As of September 26, 2011, the acquisition has not been approved by the Commerce Bureau of Pingdingshan City and the success of getting approval from the Commerce Bureau of Pingdingshan City is not expected in the future. Furthermore, even if the Company were to receive regulatory approval, it is uncertain that sufficient revenues would be generated to repay the related party loans.

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shengrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shengrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,169,593, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,448,982 and $40,054,014 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $83,087,504 was provided for notes receivable to Xinyang as of June 30, 2011, respectively.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $72,227 was provided by the Company for the interest as of June 30, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $24,190 was provided by the Company for the interest as of June 30, 2011.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. For the year ended June 30, 2011, the payments to Hairun amounted to $2,422,750, and the repayments from Hairun amounted to $2,564,954. The balance of $8,896 and $146,873 at June 30, 2011 and 2010 is unsecured, interest free and due on demand.

The Company and Henan Shengrun Venture Investment Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 97% of the shares of Henan Shengrun Venture Investment Co., Ltd.. The Company made payments to Henan Shengrun Venture Investment Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Henan Shengrun Venture Investment Co., Ltd. amounted to $7,118,386, and the repayments from Henan Shengrun Venture Investment Co., Ltd. amounted to $6,266,031. The balance of $874,022 at June 30, 2011 is unsecured, interest free and due on demand.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. The Company made payments to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Zhengdong were $21,862,659, and the repayments from Zhengdong were $14,318,678. The balance of $7,735,747 at June 30, 2011 is unsecured, interest free and due on demand.

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

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,056,471). The guarantee period is from September 1, 2010 to December 31, 2011.  As of June 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,735,747), due September 15, 2011, which has been repaid on its due date. On September 16, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,735,747), due September 15, 2012 and this was also guaranteed by the Company. Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,735,747 to the Company.

Tai Ao generally finances its operations through operating profits and a combination of borrowings from banks. As of June 30, 2011, Tai Ao has not experienced any difficulty in raising funds through bank loans, or any difficulty in repaying bank loans when they fall due. Therefore, the Company’s management considers the risk of default by Tai Ao as remote, and no liability for the guarantor's obligation under the guarantee was recognized as of June 30, 2011. No fee was paid to Tai Ao for its guarantee.

On September 9, 2010, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the closing bid price of the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  The company was given 180 calendar days, or until March 8, 2011, to regain compliance with the minimum bid price requirement.  On March 9, 2011, the Company was provided an additional 180 calendar days, or until September 6, 2011, to regain compliance.

On September 7, 2011, the Company received a Staff Determination Letter (the “Letter”) from NASDAQ informing the Company that the Company has not regained compliance with Listing Rule 5550(a)(2) prior to the expiration of the second 180 day compliance period.   The Letter indicated that NASDAQ would delist the Company’s securities from the Capital Market on September 16, 2011 and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), unless the Company requested an appeal of the delisting determination to a NASDAQ Listing Qualification Panel (the “Panel”) pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 Series.

NASDAQ stated in the Letter that if the Company appealed the delisting determination and requested a hearing by 4pm Eastern Time on or before September 14, 2011, the delisting of the Company’s securities would be stayed pending the Panel’s decision after hearing the Company’s case.

On September 13, 2011, the Company formally appealed the delisting determination contained in the Letter and requested an oral hearing in front of the Panel.   As a result of such appeal and hearing request, the Company’s common stock will not be delisted from NASDAQ until, and unless, the Panel makes a determination of delisting the Company’s common stock after a formal hearing.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally are greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 will have a material impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-29 will have a material impact on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations

Results of Operations for the year Ended June 30, 2011 Compared to year Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in dollars and as a percentage of revenues.

	Years Ended June 30		Years Ended June 30
	2011	2010	2011	2010

Revenues	55,806,425	42.626,988	100.0%	100.0%
Operating costs	6,055,735	3,622,060	10.9%	8.5%
Depreciation and amortization	11,447,835	12,995,000	20.5%	30.5%
Gross profit	38,302,855	26,009,928	68.6%	61.0%
Bad debts for notes receivable and advances to related parties	145,882,223	-	261.4%	-
General and administrative expenses	5,920,822	4,197,729	10.6%	9.8%
(Loss) Income from operations	(113,500,190)	21,812,199	(203.4)%	51.2%
Interest income from related parties	-	8,379,605	-	19.7%
Other interest income (expense)	136,991	189,641	0.2%	0.4%
Interest expense	31,418,643	28,397,389	56.3%	66.6%
Other income, net	668,629	1,474,458	1.2%	3.5%
(Loss) Income from operations before income taxes	(144,113,213)	3,458,514	(258.3)%	8.1%
Income tax benefit (expense)	7,565,282	(981,384)	13.6%	2.3%
Net (Loss) income	(136,547,931)	2,477,130	(244.7)%	5.8%

Revenues

Our revenues are derived from the operation of Pinglin Expressway. Our revenues increased by approximately $13.2 million, or 30.9%, from approximately $42.6 million for the year ended June 30, 2010 to approximately $55.8 million for the year ended June 30, 2011. The increase was mainly due to the following:

1) The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 2,675 units, or 21.1%, from 12,696 units for the year ended June 30, 2010 to 15,371 units for the year ended June 30, 2011.

2) Pinglin Expressway is part of Ningnuo Expressway, which intersects the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway will be back to normal growth. As a result, the long-haul truck flow through Pinglin Expressway for the year ended June 30, 2011 increased approximately 22% compared to the same period in 2010.  Thus, the revenues increased accordingly. Considering the short time after the completion of rebuilding of the Lianhuo Expressway, the Company cannot assess the impact of the future total traffic volume of Pinglin Expressway in the current reporting period, and will assess it each reporting period.

3) With the continuous development of the domestic economy, the coal demand for industry increased. Therefore, the weight and flow rate of trucks carrying coal through Pinglin Expressway increased accordingly.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs increased by approximately $2.4 million, or 67.2%, from approximately $3.6 million for the year ended June 30, 2010 to approximately $6.0 million for the year ended June 30, 2011. The increase is mainly due to the increase in the specific project costs and the road management costs due to the upgrade of express network charging system for the year ended June 30, 2011.

Depreciation and Amortization

Our total depreciation and amortization related to toll operations decreased by approximately $1.5 million, or 11.9%, from approximately $12.9 million for the year ended June 30, 2010 to approximately $11.4 million for the year ended June 30, 2011. The decrease was mainly caused by the 2010 reassessment of the future expected traffic volume.

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

Management assesses the future total expected traffic volume at each year end. Considering the current economic environment and the actual traffic volume during the year ended June 30, 2010, compared to prior years’ estimate, management believed that there was a significant decline in future total anticipated volume. Based on such estimation, the management reassessed the future total traffic volume at June 30, 2010, which decreased by approximately 15.6% compared to the assessment at June 30, 2009. As a result, depreciation of toll road infrastructures had a significant increase for the year ended June 30, 2010 because the depreciation cost resulting from the accumulated impact of the reassessment of the future expected traffic volume was allocated to the year ended June 30, 2010. There was no change in the assessment of future traffic volume at June 30, 2011 from June 30, 2010. The above reasons caused the decrease in depreciation expense in year ended June 30, 2011 compared with that of 2010.

Gross Profit

Our gross profit increased by approximately $12.3 million, or 47.3%, from approximately $26.0 million for the year ended June 30, 2010 to approximately $38.3 million for the year ended June 30, 2011. Such gross profit increase is primarily due to the increase in our revenues and decrease in our depreciation and amortization expenses, partially offset by the increase in operating cost.

Gross profit as a percentage of revenues increased from 61.0% for the year ended June 30, 2010 to 68.6% for the year ended June 30, 2011 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts and miscellaneous taxes. General and administrative expenses increased by approximately $1.7 million, or 41.0%, from approximately $4.2 million for the year ended June 30, 2010 to approximately $5.9 million for the year ended June 30, 2011. Such increase is primarily due to the increase in consulting fee from ICBC and CCB.

Bad Debts for Notes Receivable and Advances to Related Parties

Our bad debt for notes receivables from related parties for the year ended June 30, 2011 mainly due to that the Company entered into a renewal agreement with Tai Ao and Xinyang to resolve the notes receivable from the related parties. The agreement was renewed based on management’s estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to the pay balances. Pursuant to the agreement, the principal and interest of notes receivables from Tai Ao and Xinyang was decreased to $57,169,593, since the Company’s management believes there is uncertainty as to collection of some of the notes receivables and advance to related parties, and a bad debt provision amounting to $145.9 million was provided by the Company for the notes receivable from and advance to Tai Ao and Xinyang.

Interest Income and Expense

Interest income from related parties decreased by approximately $8.4 million, or 100.0%, from approximately $8.4 million for the year ended June 30, 2010 to approximately $0 million for the year ended June 30, 2011. The decrease is primarily due to the Company’s management’s decision to cease to accrue the interest income from notes receivable from related parties for the year ended June 30, 2011.

Interest expense increased by approximately $3.0 million, or 10.6%, from approximately $28.4 million for the year ended June 30, 2010 to approximately $31.4 million for the year ended June 30, 2011. This increase is primarily due to the increase of the principle and the floating interest rate for the year ended June 30, 2011.

Income Tax Benefit (Expense)

Income tax expense decreased by approximately $8.5 million, or 870.9%, from income tax expense of approximately $0.9 million for the year ended June 30, 2010 to income tax benefit of approximately $7.6 million for the year ended June 30, 2011, as a result of the significant decrease in our income from operations due to the significant bad debt provisions.  The Company accrued interest income for the related party loans in prior years, which resulted in the deferred tax liabilities. Due to the significant bad debt provisions for the principal and interest of notes receivable, the Company believes the related deferred tax effect caused by the interest income of prior years should also be reversed since they will not be recognized as an income in the future. Therefore, a tax benefit occurred in this period. Our effective tax rate was 5% and 28% for the year ended June 30, 2011 and 2010, respectively.

Net (Loss) Income

Our net (loss) income decreased by approximately $139.0 million, or 5612.3%, from net income of approximately $2.5 million for the year ended June 30, 2010 to net loss of approximately $136.5 million for the year ended June 30, 2011. This decrease is primarily due to the significant bad debt provisions amounting to $149.6 million provided by the Company due to the resolve the notes receivable from the related parties for the year ended June 30, 2011.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $136,547,931 for the year ended June 30, 2011. This was primarily due to the Company plans to resolve the related party notes receivable and advances, resulting in a bad debt provision of $149,590,500 which was provided for the notes receivable from and advances to related parties. The Company derives revenues from the operations of the Pinglin Expressway and the revenues increased by approximately 31% for the year ended June 30, 2010 compared to the year ended June 30, 2011.

The Company had a working capital deficit of $26,990,951 and cash and cash equivalents of $557,244 on June 30, 2011. This was primarily due to the Company providing advances to its related parties for their highway construction and working capital. The Company currently generates its cash flow through its operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $19,161,715. The Company also had cash flow from operations of $11,225,711 for the year ended June 30, 2011. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources.

We generally finance our operations through, to a substantial extent, from operating profit and a combination of borrowings from banks. We use cash generated from operations to pay current liabilities. To increase our cash resources, we will renew short-term loans when due and obtain long-term loans, if necessary. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

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

The following table sets forth the summary of our cash flow, in dollars, for the years indicated:

	Years Ended June 30
	2011	2010
Net cash provided by operating activities	$11,225,711	$21,051,849
Net cash used in investing activities	(18,934,468)	(12,669,560)
Net cash provided in financing activities	7,136,159	(8,629,941)
Net decrease in cash and cash equivalents	(572,598)	(247,652)
Effect of exchange rate changes on cash	(137,357)	(99,409)
Cash and cash equivalents at beginning of year	1,267,199	1,614,260
Cash and cash equivalents at end of year	$557,244	$1,267,199

Operating Activities

Net cash provided by operating activities was approximately $11.2 million for the year ended June 30, 2011, as compared to $21.1 million for the year ended June 30, 2010. This decrease is primarily due to the increase in our accounts receivables of approximately $1.5 million and decrease in our advance from customers of approximately $2.3 million for the year ended June 30, 2011, which compared to decrease in our accounts receivables of approximately $1.0 million and increase in our advance from customers of approximately $2.4 million for the year ended June 30, 2010.

Investing Activities

Net cash used in investing activities was approximately $18.9 million for the year ended June 30, 2011 as compared to approximately $12.7 million for the year ended June 30, 2010. The change is primarily due to the fact that (a) we provided additional $7.7 million working capital for related parties, Zhengdong, for the year ended June 30, 2011, as compared to year ended June 30, 2010; (b) we paid the amount to purchase shares of Pingdingshan City Credit Corporation of approximately $1.6 million for the year ended June 30, 2011.

Financing Activities

Net cash provided in financing activities was approximately $7.1 million for the year ended June 30, 2011 as compared to net cash used of approximately $8.6 million for the year ended June 30, 2010. Such change is primarily due to the fact that (a) we received $19.1 million in proceeds from long-term bank loans from China Construction Bank due to working capital needs; and (b) the repayment of long-term bank loans decreased approximately $6.0 million for the year ended June 30, 2011 as compared to the year ended June 30, 2010; and (c) the restricted cash increased approximately $20.0 million for the year ended June 30, 2011 as compared to the year ended June 30, 2010; (d) the repayment of notes payable increased approximately $10.0 million for the year ended June 30, 2011 as compared to the year ended June 30, 2010.

Working Capital

Our working capital increased by approximately $34.6 million from a deficit of approximately $61.6 million as of June 30, 2010 to a deficit of approximately $27.0 million as of June 30, 2011. This was primarily due to a change in the payment schedule of long-term loans, which resulted in a decrease in the current portion of long-term bank loans of approximately $12.3 million, and short-term bank loans of approximately $7.0 million and the restricted cash increased approximately $20.0 million. The negative working capital of the Company as of June 30, 2011 and 2010 is the Company providing advances to its related parties for their highway construction and working capital.

The Company currently generates its cash flow through operations and bank loans, and the Company believes that its cash flow generated from operations, the renewal of existing bank loans and proceeds from new loans will be sufficient to sustain operations for the next twelve (12) months. The Company also had cash flow from operations of $11,225,711 for the year ended June 30, 2011. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing.

Capital Expenditures

We made capital expenditures of approximately $0.2 and $0.2 million for the year ended June 30, 2011 and 2010, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest other toll road companies, we may require additional funds.

Off-Balance Sheet Arrangements

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,056,471). The guarantee period is from September 1, 2010 to December 31, 2011.  As of June 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,735,747), due September15, 2011.

October 10, 2011, the Company entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”), which is wholly owned by Henan Shengrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shengrun Real Estate Co., Ltd.. According to the arrangements, the Company will acquire a 51% equity interest of Simian by a series of variable interest entity (“VIE”) contractual arrangement, which will be settled with the note receivable from Tai Ao of $57,169,593. If the Company successfully purchases the equity of Simian, the consolidation will be determined as variable interest entity in accordance with the audited historical cost basis of net assets of Simian at the purchase date. If the Company consummated such a transaction, the transaction would have been accounted for as an acquisition of a company under common control.

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

Reference is made to pages F-1 through F-36 comprising a portion of this Annual Report immediately following the signature page of this Form 10-K.

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

In connection with the preparation of this Form 10-K for the year ended June 30, 2011 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of June 30, 2011 was effective.

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

Name	Age	Position(s)
Li Xipeng	48	Chief Executive Officer and Chairman of the Board
Li Lei (1)	47	Chief Financial Officer and Director
Lin Jie	50	Vice President of Operations
Wu Lei	34	Vice President of Strategy Development
Wang Feng	38	Secretary
Sun Jianhao	48	Director
Huang Yuemin	54	Director
Xu Huiqing	57	Director
Zhang Chunxian	46	Director
Aaron Zhu	43	Director
(1) Mr. Li was appointed as the Company’s Chief Financial Officer on June 27, 2011.

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

Family Relationships

There are no family relationships between or among the members of the Board of Directors or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC.

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

Li Lei has served as Chief Financial Officer and a Director of the Company since June 27, 2011.  Prior to joining the Company, Mr. Li served as Chief Executive Officer of Beijing Sino-US Great Wall Investment Company Ltd. From August 2005 through September 2010, he served as the General Manager of the Treasury and Capital Department at China Everbright Bank. From October 2004 to August 2005, he worked at General Electric Capital. From March 2002 to October 2004, he worked at Federal Home Loan Mortgage Corporation (Freddie Mac) in the U.S. Mr. Li worked at Merrill Lynch between November 2000 and March 2002 and worked in the Chief Financial Officer’s office at AT&T in the U.S. between July 1999 and November 2000. Mr. Li received his Ph.D. degree in Economics from the University of Pittsburgh in 1999. Mr. Li is a Certified Financial Analyst charter holder. Mr. Li has extensive practical experience in capital market, security trading and risk management.

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

Zhang Chunxian served as Chief Financial Officer of the Company from March 9, 2008 to June 27, 2011 and has served as Chief Financial Officer of Ping since May 2003. Prior to that, Mr. Zhang served as Manager in the Trust and Investment Department of Zhongyuan Trust and Investment Co., Ltd. in the PRC. Mr. Zhang is a Chinese Certified Public Accountant.

Aaron Zhu has served as an independent director of the Company since July 2010. He is a member of the audit committee.  Mr. Zhu currently is an independent business consultant based in Ohio.  From January 1997 through March 2000, Mr. Zhu served as Corporate Controller of Harrington Signal Corporation, a US company based in Illinois.  Mr. Zhu then served as Executive Director of China Merchants Dichain Holdings based in Hong Kong from April 2000 through March 2003, as Executive Director of China Merchants Dichain (Asia), a public company in Hong Kong (HKSE: 00632) from March 2003 through September 2004, as Executive Director and Chief Financial Officer of DF China Technology (NASDAQ: DFCT) from April 2003 through October 2004, Co-Chief Executive Officer of China Technology Development Corp. (NASDAQ: CTDC) from May 2005 through February 2006 and as a Financial Advisor at Morgan Stanley from April 2007 through February 2008.  Mr. Zhu currently also serves as an Adjunct Professor at North Central State College in Ohio.  Mr. Zhu received his Bachelors degree in Management from Shenzhen University of China and his MBA from Regent University in Virginia.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2011 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year, except for the following persons have failed to file the corresponding documents set forth below:

Name	Form Type(s)	Type of Holder
Li Lei	Form 3	Chief Financial Officer and Director

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

Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During the fiscal year ended June 30, 2011, members of the Audit Committee were independent directors Huang Yuemin, Xu Huiqing and Aaron Zhu. Our Audit Committee financial expert is Aaron Zhu, who is an independent director. The Audit Committee met 4 times during the fiscal year ended June 30, 2011.

Compensation Committee – Independent directors Xu Huiqing, Huang Yuemin and Sun Jianhao were members of our Compensation Committee during the fiscal year ended June 30,2011. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees. The Compensation Committee met 2 times during the fiscal year ended June 30, 2011.

Nominating Committee – Independent directors Sun Jianhao, Huang Yuemin and Xu Huiqing were members of our Nominating Committee during the fiscal year ended June 30, 2011. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Nominating Committee met 2 time s during the fiscal year ended June 30, 2011. The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the Named Executive Officers of the Company during the years ended June 30, 2011 and June 30, 2010.

Name And Principal Function	Year	Salary	Bonus	Employer’s Contribution to Mandatory Pension and other benefits	Total
		($)	($)		($)
(a)	(b)	(c)	(d)	($)	(j)
Li Xipeng,	2011	-0-	-0-	-0-	-0-
Chief Executive Officer	2010	-0-	-0-	-0-	-0-

Zhang Chunxian, Former	2011	16,460	8,450	317	25,227
Chief Financial Officer *	2010	15,929	6,582	-0-	22,511

Lin Jie,
Vice President of	2011	12,838	5,432	317	18,587
Operations	2010	12,418	5,120	-0-	17,538

Wu Lei,
Vice President of	2011	7,134	1,507	317	8,958
Strategy Development	2010	6,884	1,500	637	9,021

	2011	12,313	5,432	317	18,062
Wang Feng, Secretary	2010	11,909	3,657	439	16,005

* Zhang Chunxian resigned from his position as Chief Financial Officer of the Company on June 27, 2011.

Narrative Disclosure to Summary Compensation Table

During the year ended June 30, 2011, we paid an aggregate of approximately $186,578 in cash compensation to our management team members, including $126,380 for salary, $57,030 for bonus and $3,168 for benefits. We paid an aggregate of approximately $70,827 to our senior executive officers, including salary, bonus and benefits.  During the year ended June 30, 2010, we paid an aggregate of approximately $176,766 in cash compensation to our management team members, including $123,249 for salary, $50,500 for bonus and $23,017 for benefits. We paid an aggregate of approximately $65,075 to our senior executive officers, including salary, bonus and benefits. Our senior executive officers are eligible to receive cash bonuses which are paid on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals. The amount of the bonus is determined by our board compensation committee at the end of each fiscal year.

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

None.

Non-Qualified Deferred Compensation

None.

Potential Payments Upon Termination or Change of Control

None.

Additional Narrative Disclosure

None.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors as of years ended June 30, 2011 and June 30, 2010:

Name And Principal Function	Year	Salary	Bonus	other benefits	Total
(a)	(b)	($) (c)	($) (d)	($)	($) (j)
Huang Yuemin	2011	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-

Mu Xinjie (1)	2011	-0-	-0-	-0-	-0-
	2010	52,657	-0-	-0-	52,657

Sun Jianhao	2011	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-

Xu Huiqing	2011	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-

Li Lei	2011	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-

Aaron Zhu (3)	2011	54,316	-0-	-0-	54,316
	2010	-0-	-0-	-0-	-0-
(1) Mr. Mu was not nominated for election as a director and his term expired on June 18, 2010.
(2) Mr. Li was elected as a director on June 27, 2011.
(3) Mr. Zhu was elected as a director on June 18, 2010.

Narrative To Director Compensation Table

During the fiscal year ended June 30, 2011, we paid $54,316 to Aaron Zhu, our Independent Director. We did not have any other compensation arrangement for any other directors in 2011. The Company did not pay salaries or any other bonuses or benefits to other directors.

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

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of October 13, 2011. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial ownership After Exchange		Percentage of Class (2)
Li Xipeng, Chief Executive Officer and Chairman of the Board	0	34,086,250	(3)	34,086,250	(3)	42.6%

Li Lei, Chief Financial Officer and Director	0	0		0		0%

Lin Jie, Vice President of Operations	0	6,817,250	(4)	6,817,250	(4)	8.52%

Wu Lei, Vice President of Strategy Development	0	6,817,250	(5)	6,817,250	(5)	8.52%

Wang Feng, Secretary	0	0		0		0%

Sun Jianhao, Director	0	6,817,250	(6)	6,817,250	(7)	8.52%

Huang Yuemin, Director	0	0		0		0%

Xu Huiqing, Director	0	0		0		0%

Zhang Chunxian, Director	0	6,817,250	(7)	6,817,250	(7)	8.52%

Aaron Zhu, Director	0	0		0		0%

ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	61,355,250		61,355,250		76.69%

Joylink Holdings Limited Room 42, 4F, New Henry House 10 Ice House Street Central, Hong Kong	68,172,500	0		68,172,500		85.21%

Shu Hongying Room 14 Unit 4, 11 Building Sichangdong Street Zhengzhou, Henan the PRC	0	6,817,250	(8)	6,817,250	(8)	8.52%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 80,000,000 shares of our Common Stock outstanding as of October 13, 2011, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of October 13, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

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

(5)
Wu Lei, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Wu Lei may be considered to beneficially own 6,817,250 shares.

(6)
Sun Jianhao, the Company’s Vice President, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Sun Jianhao may be considered to beneficially own 6,817,250 shares.

(7)
Zhang Chunxian, a Director of the Company, owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Zhang Chunxian may be considered to beneficially own 6,817,250 shares.

(8)	Shu Hongying owns 10% of Joylink Holdings Limited, which owns 68,172,500 shares of the Company’s Common Stock. Therefore, Shu Hongying may be considered to beneficially own 6,817,250 shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Notes Receivable to Related Persons

On June 29, 2010, Tai Ao Expressway Co., Ltd. (“Tai Ao”) entered into a renewal agreement with the Company. Pursuant to the agreement, the note receivable from Tai Ao was extended to June 29, 2011 with a 5.94% interest rate per annum. Interest shall be paid annually and the principal shall be repaid at maturity. The note receivable from Tai Ao is classified as a non-current asset because the Company expects to purchase a controlling interest in Tai Ao and the receivable will be part of the cost of acquiring the ownership interest . Also see September 27, 2009 letter of intent below.

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

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Lin Jie, the vice president of operations of the Company. The notes receivable are interest bearing and unsecured. Interest income was $0 and $8,379,605 for the years ended June 30, 2011 and 2010, respectively.

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

For the years ended June 30, 2011 and 2010, the Company made advances to suppliers on behalf of Tai Ao for the purchase of construction materials amounting to $13,066,176 and $610,471, and the repayment from Tai Ao was amounting to $7,630,524 and $731,350, respectively. The balances of $0 and $32,732,531 at June 30, 2011 and 2010, respectively, are unsecured, interest free and due on demand.

The advance to Tai Ao is classified as a non-current asset because the Company plans to acquire a controlling interest in Tai Ao. Also see Notes 6 and 7.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made prepayment to Hairun for its working capital needs. For the years ended June 30, 2011 and 2010, the prepayments to Hairun were amounting to $2,422,750 and $731,350, and the repayment from Hairun was amounting to $2,564,954 and $585,080, respectively. The balances at June 30, 2011 and 2010 were $8,896 and $146,873, respectively.

The Company and Henan Shenrun Venture Investment Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 97% of the shares of Henan Shenrun Venture Investment Co., Ltd.. The Company made payments to Henan Shenrun Venture Investment Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Henan Shenrun Venture Investment Co., Ltd. amounted to $7,118,386, and the repayments from Henan Shenrun Venture Investment Co., Ltd. amounted to $6,266,031. The balance of $874,022 at June 30, 2011 is unsecured, interest free and due on demand.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. The Company made payments to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Zhengdong were $21,862,659, and the repayments from Zhengdong were $14,318,678. The balance of $7,735,747 at June 30, 2011 is unsecured, interest free and due on demand.

Due to Related Party

Due to a related party was working capital lend from Zhengzhou Zhengbian Tap Water Co., Ltd, which was controlled by Henan Shengrun Venture Investment Management Co., Ltd., the same shareholder of the Company. For the years ended June 30, 2011 and 2010, the working capital lend from Zhengzhou Zhengbian Tap Water Co., Ltd were amounting to $0 and $585,080, and the repayment to Zhengzhou Zhengbian Tap Water Co., Ltd was amounting to $603,519 and $0, respectively. The balances at June 30, 2011 and 2010 were $0 and $587,492, respectively.

Agreements With Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Sun Jianhao, Huang Yuemin, Xu Huiqing, and Aaron Zhu. The following directors are not independent: Li Xipeng, Li Lei and Zhang Chunxian.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended June 30, 2011 and 2010, the fees for our principal accountant were approximately $220,000 and $255,000 , respectively, representing services for quarterly reviews and the year end audits.

Audit-Related Fees

During the fiscal years ended June 30, 2011 and 2010, the fees for our principal accountant’s audit related services were $2,828 and $2,250, respectively, and were reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended June 30, 2011 and 2010, our principal accountant did not render tax compliance, tax advice and tax planning services.

All Other Fees

During the fiscal years ended June 30, 2011 and 2010, there were no fees for products and services provided by the principal accountant other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2011.

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
10.10
Loan Set-Off Agreement, dated October 10, 2011, by and among the Company, Pingdingshan Pinglin Expressway Co., Ltd., Pingdingshan Tai Ao Expressway Co., Ltd., Henan Shengrun Real Estate Co., Ltd., and Zhengzhou Simian Real Estate Co., Ltd.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2011
10.11	Exclusive Business Cooperation Agreement, dated October 10, 2011, by and between Pingdingshan Pinglin Expressway Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2011
10.12	Exclusive Option Agreement, dated October 10, 2011, by and among Pingdingshan Pinglin Expressway Co., Ltd., Henan Shengrun Real Estate Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2011

10.13	Equity Interest Pledge Agreement, dated October 10, 2011, by and among Pingdingshan Pinglin Expressway Co., Ltd., Henan Shengrun Real Estate Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2011
10.14	Power of Attorney dated October 10. 2011 by Henan Shengrun Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2011
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
16.1	Auditor Letter	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
Date: October 13, 2011

	By:	/s/ Li Xipeng
Li Xipeng
Chief Executive Officer, Principal Executive Officer and Chairman of the Board

/s/ Li Lei
Li Lei
Chief Financial Officer, Principal Financial and Accounting Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Li Xipeng	Chief Executive Officer,	October 13, 2011
Li Xipeng	Principal Executive Officer and
Chairman of the Board

/s/ Li Lei	Chief Financial Officer,	October 13, 2011
Li Lei	Principal Financial and
Accounting Officer and
Director

/s/ Sun Jianhao	Director	October 13, 2011
Sun Jianhao

/s/ Huang Yuemin	Director	October 13, 2011
Huang Yuemin

/s/ Xu Huiqing	Director	October 13, 2011
Xu Huiqing

/s/ Zhang Chunxian	Director	October 13, 2011
Zhang Chunxian

/s/ Aaron Zhu	Director	October 13, 2011
Aaron Zhu

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND 2010

PAGE	4	CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGE	5	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGES	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGES	7-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

China Infrastructure Investment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Infrastructure Investment Corporation and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $136,547,931 for the year ended June 30, 2011 and has a working capital deficit of $26,990,951 at June 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida

October 10, 2011

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011	June 30, 2010
CURRENT ASSETS
Cash and cash equivalents	$557,244	$1,267,199
Restricted cash	24,265,291	3,961,227
Accounts receivable, net of allowance for doubtful accounts of $57,554 and $54,637 at June 30, 2011 and 2010, respectively	1,476,668	8,812
Other receivables	145,791	150,132
Advances to related parties	8,618,665	146,873
Prepaid expenses	16,576	465,329
Deferred taxes, current	263,602	-
Other current assets	561,563	432,155
Total current assets	35,905,400	6,431,727

LONG-TERM ASSETS
Toll road infrastructures, net	442,125,289	428,661,699
Plant and equipment, net	15,278,459	15,154,141
Land use rights, net	45,826,301	45,509,651
Notes receivable from related parties, net of allowance for doubtful accounts of $109,536,486 and $0 at June 30, 2011 and 2010, respectively	57,169,593	158,347,962
Advance to a related party, net of allowance for doubtful accounts of $40,054,014 and $0 at June 30, 2011 and 2010, respectively	-	32,732,531
Long-term investment	3,341,843	1,586,229
Deferred taxes	3,301,384	4,213,238
Total long-term assets	567,042,869	686,205,451

TOTAL ASSETS	$602,948,269	$692,637,178

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2011	June 30, 2010
CURRENT LIABILITIES
Other payables and accrued liabilities	$2,762,343	$2,125,696
Short-term bank loans	7,735,747	14,687,307
Current portion of long-term bank loans	7,735,747	20,086,361
Notes payable	31,382,178	3,520,608
Payable to contractors	12,478,734	15,873,729
Deferred taxes	-	8,286,945
Current portion of long-term deferred revenue	111,962	99,949
Due to related parties	-	587,492
Service zone deferred revenue	104,691	2,395,710
Accrued payroll	540,652	347,297
Other current liabilities	44,297	32,632
Total current liabilities	62,896,351	68,043,726

LONG-TERM LIABILITIES
Long-term bank loans	480,037,132	434,591,546
Long-term deferred revenue	6,751,015	6,521,458
Total long-term liabilities	486,788,147	441,113,004

TOTAL LIABILITIES	549,684,498	509,156,730

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding at June 30, 2011 and 2010	80,000	80,000
Additional paid-in capital	141,374,184	141,374,184
Accumulated other comprehensive income	34,815,258	28,484,004
Retained (deficit) earnings, (restricted portion was $43,234 at June 30, 2011 and 2010)	(123,005,671)	13,542,260
Total Shareholders’ Equity	53,263,771	183,480,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$602,948,269	$692,637,178

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME  (LOSS)

	Years Ended June 30,
	2011	2010

REVENUES	$55,806,425	$42,626,988

OPERATING COSTS	6,055,735	3,622,060

DEPRECIATION AND AMORTIZATION	11,447,835	12,995,000

GROSS PROFIT	38,302,855	26,009,928

Bad debts for notes receivable and advances to related parties	145,882,223	-

General and administrative expenses	5,920,822	4,197,729

INCOME (LOSS) FROM OPERATIONS	(113,500,190)	21,812,199

OTHER INCOME (EXPENSES)

Interest expense	(31,418,643)	(28,397,389)

Interest income from related parties	-	8,379,605

Other interest income	136,991	189,641

Other income, net	668,629	1,474,458

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(144,113,213)	3,458,514

INCOME TAX BENEFIT (EXPENSE)	7,565,282	(981,384)

NET (LOSS) INCOME	(136,547,931)	2,477,130

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	6,331,254	967,905

COMPREHENSIVE (LOSS) INCOME	$(130,216,677)	$3,445,035

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(1.71)	$0.03

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock			Accumulated Other
	Number of shares	Par value	Additional Paid-in Capital	Comprehensive Income	Retained Earnings (Deficit)	Total

BALANCE AT JUNE 30, 2009	80,000,000	$80,000	$141,152,164	$27,516,099	$11,065,130	$179,813,393

Foreign currency translation gain	-	-	-	967,905	-	967,905

Contributed capital	-	-	222,020	-	-	222,020

Net income	-	-	-	-	2,477,130	2,477,130

BALANCE AT JUNE 30, 2010	80,000,000	80,000	141,374,184	28,484,004	13,542,260	183,480,448

Foreign currency translation gain	-	-	-	6,331,254	-	6,331,254

Net loss	-	-	-	-	(136,547,931)	(136,547,931)

BALANCE AT JUNE 30, 2011	80,000,000	$80,000	$141,374,184	$34,815,258	$(123,005,671)	$53,263,771

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(136,547,931)	$2,477,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	94,026	159,088
Bad debt allowance for notes receivable and advances to related parties	145,882,223	-
Depreciation and amortization	12,115,699	13,625,751
Deferred taxes	(7,638,693)	947,229
Long-term deferred revenue	(646,394)	(606,004)
Imputed interest	537,207	527,107
Expenses paid by shareholder	-	222,020
Gain of sales of equipment	23,094	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(1,467,856)	1,026,322
Other receivables	4,341	(1,198)
Other current assets	319,345	43,228
Increase (Decrease) In:
Other payables and accrued liabilities	636,650	(65,618)
Deferred revenue	-	84,287
Advances from customers	(2,291,020)	2,374,343
Other current liabilities	205,020	238,164
Net cash provided by operating activities	11,225,711	21,051,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(237,973)	(241,722)
Sales of plant and equipment	17,784	-
Purchases of long-term investment	(1,629,500)	-
Decrease in payable to contractors	(3,394,995)	(6,216,893)
	-	2,194,051
Increase in notes receivable from related parties for interest	-	(8,379,605)
Increase in advances to related parties	(13,689,784)	(25,391)
Net cash used in investing activities	(18,934,468)	(12,669,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	19,161,715	-
Repayments of long-term bank loans	(10,561,574)	(16,098,481)
Proceeds from short-term bank loans	16,295,000	14,627,004
Repayments of short-term bank loans	(23,838,981)	(7,313,502)
Proceeds from notes payable	40,411,351	3,944,964
Repayments of notes payable	(13,423,769)	(3,964,540)
Prepayments of due to related parties	(603,519)	585,080
Restricted cash	(20,304,064)	(410,466)
Net cash provided by (used in) financing activities	7,136,159	(8,629,941)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(572,598)	(247,652)
Effect of exchange rate changes on cash	(137,357)	(99,409)
Cash and cash equivalents at beginning of year	1,267,199	1,614,260

CASH AND CASH EQUIVALENTS AT END OF YEAR	$557,244	$1,267,199
See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010
SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$28,922,420	$27,835,512
Income taxes paid	$114,895	$69,333

See accompanying notes to the consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. (“Tai Ao”) as of June 30, 2011 and 2010. Also see Notes 7, and 8.

(c)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,169,593, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,448,982 and $40,054,014 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $83,087,504 was provided for notes receivable to Xinyang as of June 30, 2011, respectively. Also see Notes 7 and 8.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair Value of Financial Instruments

ASC 820-10(fair value measurement) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at June 30, 2011 and 2010.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Toll Road Infrastructures

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

(h)	Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land. The land use rights granted to the Company are being amortized when the toll road is ready to operate, using the straight-line method over the approved toll road operating period of 27 years.

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended June 30, 2011 and 2010.

(j)	Revenue Recognition

Revenue represents toll revenue net of business tax, and is recognized when all of the following criteria are met:

-      The amount of revenue can be measured reliably,

-      It is probable that the economic benefits associated with the transaction will flow to the enterprise,

-      The costs incurred or to be incurred in respect of the transaction can be measured reliably, and

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Revenue Recognition (Continued)

-      Collectibility is reasonably assured.

(k)	Rental Income

The Company rents gas stations, advertising booths and toll road service districts to lessees. Rental income is measured at the fair value of the consideration receivable and represents amounts receivable for services provided in the normal course of business, net of discounts and sales tax. Also see Notes 17 and 18.

(l)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $202,327 and $235,595 were charged to operations for the years ended June 30, 2011 and 2010.

(m)	Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2011 and 2010.

(n)	Foreign Currency Translation

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

	June 30, 2011	June 30, 2010

Year ended RMB:US$ exchange rate	6.4635	6.8086
Average RMB: US$ exchange rate for years ended	6.6278	6.8367

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Comprehensive Income

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

(p)	Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally are greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 will have a material impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-29 will have a material impact on its financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $136,547,931 for the year ended June 30, 2011. This was primarily due to the Company’s plan to resolve the related party notes receivable and advances, resulting in a bad debt provision of $149,590,500 which was provided for the notes receivable from and advances to related parties (see Notes 7 and 8). The Company derives revenues from the operations of the Pinglin Expressway and the revenues increased by approximately 31% for the year ended June 30, 2010 compared to the year ended June 30, 2011.

The Company had a working capital deficit of $26,990,951 and cash and cash equivalents of $557,244 on June 30, 2011. This was primarily due to the Company providing advances to its related parties for their highway construction and working capital. The Company currently generates its cash flow through its operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a long-term loan of $19,161,715. The Company also had cash flow from operations of $11,225,711 for the year ended June 30, 2011. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources.

The Company plans to renew short-term loans when due and obtain long-term loans, if necessary. There can be no assurance that the Company will be successful in renewing loans or obtaining new loans.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

4.	RESTRICTED CASH

Restricted cash consists of the following:

	June 30, 2011	June 30, 2010

Deposits for notes payable	$24,265,291	$3,520,608
Prepaid deposits for notes payable	-	440,619
	$24,265,291	$3,961,227

5.	NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	June 30, 2011	June 30, 2010

Notes receivable from unrelated companies	$940,081	$892,432
Less: Provision for doubtful accounts	(940,081)	(892,432)
	$-	$-

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403. The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the age of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on April 1, 2009. A full provision amounting to $826,015 was provided by the Company as of June 30, 2011.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676. The note is unsecured and was due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on the due date. A full provision amounting to $114,066 was provided by the Company as of June 30, 2011.

Interest income from the notes receivable for the years ended June 30, 2011 and 2010 was $0 and $3,038, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

6.	ACCOUNTS RECEIVABLE

	June 30, 2011	June 30, 2010

Accounts receivable for tolling charges	$1,454,892	$-
Accounts receivable for rental income	79,330	63,449
	1,534,222	63,449
Less: Provision for doubtful accounts	57,554	54,637
	$1,476,668	$8,812

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

7.	NOTES RECEIVABLE FROM RELATED PARTIES

	June 30, 2011	June 30, 2010

Xinyang Expressway Co., Ltd.
Principal	$73,780,382	$70,040,757
Interest receivable	9,307,122	8,835,382
Less: Provision	(83,087,504)	-
	-	78,876,139

Henan Ruijia Industry Co., Ltd.
Interest receivable	$72,227	$68,566
Less: Provision	(72,227)	-
	-	68,566

Henan Hairun Trade Co., Ltd.
Interest receivable	$24,190	$22,964
Less: Provision	(24,190)	-
	-	22,964

Tai Ao Expressway Co., Ltd.
Principal	$74,267,219	$70,502,918
Interest receivable	9,351,356	8,877,375
Less: Provision	(26,448,982)	-
	57,169,593	79,380,293

Total notes receivable from related parties	$57,169,593	$158,347,962

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

7.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company would purchase at least 51% of Tai Ao. The consideration for such purchase would be settled first with the note receivable from Xinyang of $78,876,139, and the remainder in cash. If the Company successfully negotiated with Tai Ao’s shareholders, the consideration would be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummated such a transaction, the transaction would have been accounted for as an acquisition of a company under common control.

The collectibility of the notes receivables from related parties to a large extent depended on the completion of the share purchase resolution.

The Chinese government now requires foreign acquirers of assets based in China to use all cash in an acquisition. A share-based acquisition has to be approved by the Commerce Bureau of Pingdingshan City. The success of getting approval from the Commerce Bureau of Pingdingshan City is uncertain. The Company has to arrange for a large amount of cross-border capital, which can be time consuming and technically difficult due to the foreign exchange control in China.

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

As of September 26, 2011, the acquisition has not been approved by the Commerce Bureau of Pingdingshan City and the success of getting approval from the Commerce Bureau of Pingdingshan City is not expected in future. Furthermore, even if the Company were to receive regulatory approval, it is uncertain that sufficient revenues would be generated to repay the related party loans.

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,169,593, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,448,982 and $40,054,014 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $83,087,504 was provided for notes receivable to Xinyang as of June 30, 2011, respectively. Also see Notes 8 and 20.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

7.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $72,227 was provided by the Company for the interest as of June 30, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $24,190 was provided by the Company for the interest as of June 30, 2011.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

8.	ADVANCES TO RELATED PARTIES

	June 30, 2011	June 30, 2010

Current advances to related parties:

Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	7,735,747	-
Henan Shenrun Venture Investment Co., Ltd.	874,022	-
Henan Hairun Trade Co., Ltd.	$8,896	146,873
Total current advances	8,618,665	146,873

Long-term advance to a related party:

Tai Ao Expressway Co., Ltd.	40,054,014	32,732,531
Less: Provision	(40,054,014)	-
Total long-term advance	$-	32,732,531

	$8,618,665	$32,879,404

The Company and Tai Ao Expressway Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 51% of the shares of Tai Ao. The Company made payments to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs. Also see Note 7 for the resolution of advance to Tai Ao.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

8.	ADVANCES TO RELATED PARTIES (CONTINUED)

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. For the year ended June 30, 2011, the payments to Hairun amounted to $2,422,750, and the repayments from Hairun amounted to $2,564,954. The balance of $8,896 and $146,873 at June 30, 2011 and 2010 is unsecured, interest free and due on demand.

The Company and Henan Shenrun Venture Investment Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 97% of the shares of Henan Shenrun Venture Investment Co., Ltd.. The Company made payments to Henan Shenrun Venture Investment Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Henan Shenrun Venture Investment Co., Ltd. amounted to $7,118,386, and the repayments from Henan Shenrun Venture Investment Co., Ltd. amounted to $6,266,031. The balance of $874,022 at June 30, 2011 is unsecured, interest free and due on demand.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. The Company made payments to Zhengzhou Zhengdong Thermoelectricity Co., Ltd. for its working capital needs. For the year ended June 30, 2011, the payments to Zhengdong were $21,862,659, and the repayments from Zhengdong were $14,318,678. The balance of $7,735,747 at June 30, 2011 is unsecured, interest free and due on demand.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

9.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	June 30, 2011	June 30, 2010

At cost:	$483,442,808	$458,939,075

Less: Accumulated depreciation	41,317,519	30,277,376
Toll road infrastructures, net	$442,125,289	$428,661,699

Depreciation expense for the years ended June 30, 2011 and 2010 was $9,189,963 and $10,797,163, respectively. Also see Notes 2(d) and 2(g).

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

10.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2011	June 30, 2010
At cost:
Toll station and ancillary facilities	$11,120,993	$10,557,317
Communication and monitoring equipment	6,253,130	5,852,164
Motor vehicles	1,529,357	1,533,666
Machinery	315,247	299,269
Office equipment	739,837	614,884
	19,958,564	18,857,300
Less: Accumulated depreciation
Toll station and ancillary facilities	1,920,444	1,481,751
Communication and monitoring equipment	1,007,719	766,348
Motor vehicles	1,132,086	993,498
Machinery	193,334	147,249
Office equipment	426,522	314,313
	4,680,105	3,703,159
Plant and equipment, net	$15,278,459	$15,154,141

Depreciation expense for the years ended June 30, 2011 and 2010 was $864,914 and $830,728, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

11.	LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2011	June 30, 2010

Cost	$56,886,986	$54,003,618
Less: Accumulated amortization	11,060,685	8,493,967
Land use rights, net	$45,826,301	$45,509,651

Amortization expense for the years ended June 30, 2011 and 2010 was $2,060,822 and $1,997,860, respectively.

Amortization expense for the next five years and thereafter is as follows:

June 30, 2012	$2,113,207
June 30, 2013	2,113,207
June 30, 2014	2,113,207
June 30, 2015	2,113,207
June 30, 2016	2,113,207
Thereafter	35,260,266
Total	$45,826,301

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	LONG-TERM INVESTMENT

	June 30, 2011		June 30, 2010
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	2.79%	$3,341,843	2.03%	$1,586,229

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005 by purchasing a 3% equity interest (10 million shares) for RMB 10 million (approximately $1.3 million) in December 2005. During the year 2009 and 2010, after PCCC increased its share capital, the Company’s share of the total equity interest in PCCC was diluted to 2.03%.

On March 1, 2011, pursuant to an agreement, the Company purchased an additional 0.77% equity interest in PCCC (10.8 million shares) from Tai Ao and obtained the share certificates on March 26, 2011. The consideration for the transaction was $1,648,830 (RMB 1.00 or $0.15 per share). After the transaction, the Company held 2.79% of the total equity interest in PCCC as of June 30, 2011.

As of June 30, 2011 and 2010, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  $260,720 and $126,377 dividend income was recognized for the years ended June 30, 2011 and 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

13.	SHORT-TERM BANK LOANS

Short-term bank loans as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Loan from China Minsheng Banking Corp., Ltd., due March 22, 2011, monthly interest only payments at 5.841% per annum, co-secured by the Chief Executive Officer Mr. Li Xipeng, Henan Shengrun Land Investment Co., Ltd. and accounts receivable owned by the Company.	-	7,343,654

Loan from China Citic Bank, due January 9, 2012, monthly interest only payments at 6.941% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	7,735,747	-

Loan from China Citic Bank, due January 11, 2011, monthly interest only payments at 5.31% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd.	-	7,343,653

Total short-term bank loans	$7,735,747	$14,687,307

Interest expense for the years ended June 30, 2011 and 2010 was $914,730 and $575,218, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

14.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	June 30, 2011	June 30, 2010

Loan from National Development Bank of China Henan Branch, due May 20, 2017, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$86,640,365	$88,123,843

Loan from Agricultural Bank of China, due July 20, 2017, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	24,754,390	26,437,154

Loan from Agricultural Bank of China, due February 20, 2019, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	29,395,838	29,374,614

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, 5.76% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 26 unequal installments from November 2007, and interest is paid monthly.	172,618,550	163,869,224

Loan from National Development Bank of China Henan Branch, due November 28, 2022, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	154,714,938	146,873,072

Loans from China Construction Bank, due August 17, 2013, 5.13% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity, and interest is paid monthly.	13,924,344	-

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

14.	LONG-TERM BANK LOANS (CONTINUED)

	June 30, 2011	June 30, 2010

Loans from China Construction Bank, due December 31, 2013, the monthly interest only payments at a 5.5575% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity.	5,724,454	-
Total long-term bank loans	487,772,879	454,677,907
Less: current portion	7,735,747	20,086,361

Long-term portion	$480,037,132	$434,591,546

For the years ended June 30, 2011 and 2010, interest expense was $28,637,464 and $27,260,294, respectively.  No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantees to other third party debt that exceeds 70% of the Company’s total assets. As of June 30, 2011, the guarantees provided by the Company to other third party debt did not exceed 70% of the Company’s total assets.

The repayment schedule for the long-term bank loans is as follows:

June 30, 2012	$7,735,747
June 30, 2013	31,487,584
June 30, 2014	54,731,956
June 30, 2015	35,083,159
June 30, 2016	28,628,452
Thereafter	330,105,981
Total	$487,772,879

15.	NOTES PAYABLE

	June 30, 2011	June 30, 2010

Bank acceptance notes	$31,382,178	$3,520,608

Notes payables of $1,676,910 were issued to the Company’s contractors through China Construction Bank; notes payable of $7,735,747 were issued through China Citic Bank; notes payable of $7,735,747 were issued through China Minsheng Banking Corp., Ltd. and notes payable of $14,233,774 were issued through Shanghai Pudong Development Bank.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

15.	NOTES PAYABLE (CONTINUED)

Notes payable as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Notes payable issued on January 12, 2011, due July 11, 2011 (repaid on its due date)	$7,735,747

Notes payable issued on January 26, 2011 and due July 25, 2011 (repaid on its due date)	1,103,199

Notes payable issued on January 27, 2011 and due July 27, 2011 (repaid on its due date)	415,862

Notes payable issued on January 28, 2011 and due July 28, 2011 (repaid on its due date)	46,414

Notes payable issued on January 31, 2011 and due July 31, 2011 (repaid on its due date)	111,435

Notes payable issued on March 17, 2011 and due September 17, 2011 (repaid on its due date)	7,735,747

Notes payable issued on June 29, 2011 and due December 29, 2011	14,233,774

Notes payable issued before June 30, 2010 and repaid on their due dates	-	3,520,608

Total	$31,382,178	3,520,608

Restricted cash of $24,265,291 and $3,520,608 collateralized the notes at June 30, 2011 and 2010, respectively. All of the bank acceptance notes at June 30, 2010 were repaid on their due dates. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on their loan transaction. Bank charges for bank acceptance notes were $83,274 and $1,753 for the years ended June 30, 2011 and 2010, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

16.	LONG-TERM DEFERRED REVENUE

	June 30, 2011	June 30, 2010

Long-term deferred revenue	$15,771,607	$15,601,437
Imputed interest discount	(8,908,630)	(8,980,030)
Total	6,862,977	6,621,407
Less: current portion	111,962	99,949

Long-term portion	$6,751,015	$6,521,458

On January 1, 2006, the Company rented four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the years ended June 30, 2011 and 2010 was $625,101 and $606,004 respectively. The imputed interest for the years ended June 30, 2011 and 2010 was $537,207 and $532,054, respectively.

On August 1, 2009, the Company rented communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch for 15 years. The total rental fee is $309,782, which is paid in 3 installments of $103,261 in July every 5th year for 15 years. The amount received was before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized for the years ended June 30, 2011 and 2010 was $20,228 and $18,921 respectively.

17.	SERVICE ZONE DEFERRED REVENUE

	June 30, 2011	June 30, 2010

Henan Expressway Management Bureau	$-	$2,019,532
Jiaxin Shitong Highway Service Management Limited Company	54,150	176,248
Xinle Huitong Enterprise and Service Management Co., Ltd.	50,541	164,498
Others	-	35,432

Total	$104,691	$2,395,710

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

17.	SERVICE ZONE DEFERRED REVENUE (CONTINUED)

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company for five years beginning October 16, 2010. The total rental fee is $928,290, and is payable in 5 annual installments of $181,056. The Company amortized revenue under the straight-line method. The rental income recognized during the year ended June 30, 2011 was $128,248.

On June 26, 2010, the Company rented the West Pingdingshan and Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd. for five years beginning October 16, 2010. The total rental fee is $866,404, and is payable in 5 annual installments of $168,985. The Company amortized revenue under the straight-line method. The rental income recognized during the year ended June 30, 2011 was $119,698.

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

ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011, the Company did not have a liability for unrecognized tax benefits.

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company’s Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

18.	INCOME TAX (CONTINUED)

Income tax benefit (expense) is summarized as follows:

	Years Ended June 30,
	2011	2010
Current	$(96,164)	$(34,155)
Deferred	7,661,446	(947,229)
Income tax benefit (expense)	$7,565,282	$(981,384)

The Company’s income tax benefit (expense) differs from the “expected” tax benefit (expense) (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Years Ended June 30,
	2011	2010
Computed “expected” benefit (expense)	$36,028,303	$(864,629)
Valuation allowance	32,606	(90,415)
Permanent differences	(28,495,627)	(26,340)
Income tax benefit (expense)	$7,565,282	$(981,384)

The Company accrued interest income for the related party loans in prior years, which resulted in deferred tax liabilities. Due to the significant bad debt provisions for the principal and interest of notes receivable, the Company believes the related deferred tax effect caused by the interest income of prior years should also be reversed since they will not be recognized as an income in the future. Therefore, a tax benefit occurred for the year ended June 30, 2011.

As of June 30, 2011, a provision was provided by the Company for the principal of notes receivable and advances to Tai Ao and Xinyang.  The Company believes the related tax effect caused by the provision of the principal of notes receivable and advances to related parties should be treated as permanent difference since they are not deductible for tax purposes in the PRC.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

18.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	June 30, 2011	June 30, 2010

G&A expenses	$737,344	$330,313
Interest expense	254,899	-
Road maintenance costs	464,535	316,408
Other expenses	133,161	126,412
Payroll expenses	64,416	58,368
Bad debts	30,292	13,659
US loss carry forward	236,102	268,708
Valuation allowance	(236,102)	(268,708)
PRC loss carry forward	-	939,492
Total deferred tax assets	1,684,647	1,784,652

Sales cut-off	(1,191,430)	(920,961)
Interest income	-	(8,940,112)
Interest expense	(53,923)	(34,583)
Consulting fees	(3,411)	(113,393)
Other expenses	(172,281)	(62,548)
Total deferred tax liabilities	(1,421,045)	(10,071,597)

Net current deferred tax liabilities	$263,602	$(8,286,945)

Non-current portion:

Rental income	$130,229	$149,941
Capitalized interest	2,365,902	2,245,984
Amortization	2,765,171	2,123,492
Bad debts	2,850,623	2,706,136
Total deferred tax assets	8,111,925	7,225,553

Depreciation	(4,810,541)	(3,012,315)
Total deferred tax liabilities	(4,810,541)	(3,012,315)

Net non-current deferred tax assets	$3,301,384	$4,213,238

As of June 30, 2011, the U.S. loss-carried-forward is $236,102. The net operating loss carry forward will expire in 2030. The Company estimated that there will not be sufficient profits available within the loss-carried-forward period and the loss-carried-forward will not be realized and therefore has reversed the entire amount.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

19.	CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In the management’s opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,056,471). The guarantee period is from September 1, 2010 to December 31, 2011.  As of June 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,735,747), due September 15, 2011, which has been repaid on its due date. On September 16, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,735,747), due September 15, 2012 and this was also guaranteed by the Company.

Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,735,747 to the Company. Also see Note 13.

The Company’s management considered the risk of default by Tai Ao as remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of June 30, 2011. No fee was paid to Tai Ao for its guarantee.

NASDAQ Listing

On September 9, 2010, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the closing bid price of the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2).  The Company was given 180 calendar days, or until March 8, 2011, to regain compliance with the minimum bid price requirement.  On March 9, 2011, the Company was provided an additional 180 calendar days, or until September 6, 2011, to regain compliance.

On September 7, 2011, the Company received a Staff Determination Letter (the “Letter”) from NASDAQ informing the Company that the Company has not regained compliance with Listing Rule 5550(a)(2) prior to the expiration of the second 180 day compliance period.   The Letter indicated that NASDAQ would delist the Company’s securities from the Capital Market on September 16, 2011 and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), unless the Company requested an appeal of the delisting determination to a NASDAQ Listing Qualification Panel (the “Panel”) pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 Series.

NASDAQ stated in the Letter that if the Company appealed the delisting determination and requested a hearing by 4pm Eastern Time on or before September 14, 2011, the delisting of the Company’s securities would be stayed pending the Panel’s decision after hearing the Company’s case.

On September 13, 2011, the Company formally appealed the delisting determination contained in the Letter and requested an oral hearing in front of the Panel.   As a result of such appeal and hearing request, the Company’s common stock will not be delisted from NASDAQ until, and unless, the Panel makes a determination of delisting the Company’s common stock after a formal hearing.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

20.	SUBSEQUENT EVENTS

On October 10, 2011, the Company entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”), which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd.. According to the arrangements, the Company will acquire a 51% equity interest in Simian through a series of variable interest entity (“VIE”) contractual arrangements, which will be settled with the note receivable from Tai Ao of $57,169,593. The transaction will be accounted for as an acquisition of a company under common control. Also see Note 7.

The following unaudited pro forma combined condensed statements of income (loss) for the year ended June 30, 2011 and 2010 have been prepared as if the acquisition had occurred on June 30, 2011 and 2010. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined As Of and For The Year Ended June 30,
	2011	2010

Total Assets	$685,552,905	$629,089,004

Total Liabilities	577,361,485	530,200,356

Revenues	$55,806,425	$42,626,988

Loss from Operations	(113,635,559)	(104,288,804)

Net Loss	$(136,623,128)	$(123,607,937)

Net Loss Per Share
Basic	$(1.71)	$(1.54)
Diluted	$(1.71)	$(1.54)
Weighted Average number of shares outstanding
Basic	80,000,000	80,000,000
Diluted	80,000,000	80,000,000