Form 10-K/A
period 2011-06-30
China Infrastructure Investment CORP
filed 2011-11-14
CIK 1311369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K/A

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

The number of outstanding shares of the registrant’s Common Stock on November 14, 2011 was 80,000,000.

EXPLANATORY NOTE
The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended June 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, is to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part II, Item 8 of the Form 10-K. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No other changes have been made to the Form 10-K, and the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

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
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 14, 2011
10.11	Exclusive Business Cooperation Agreement, dated October 10, 2011, by and between Pingdingshan Pinglin Expressway Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 14, 2011
10.12	Exclusive Option Agreement, dated October 10, 2011, by and among Pingdingshan Pinglin Expressway Co., Ltd., Henan Shengrun Real Estate Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 14, 2011
10.13	Equity Interest Pledge Agreement, dated October 10, 2011, by and among Pingdingshan Pinglin Expressway Co., Ltd., Henan Shengrun Real Estate Co., Ltd. and Zhengzhou Simian Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 14, 2011
10.14	Power of Attorney dated October 10. 2011 by Henan Shengrun Real Estate Co., Ltd.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 14, 2011
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
16.1	Auditor Letter	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008
21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2008
101
The following materials from China Infrastructure Investment Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Provided herewith.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION
Date: November 14, 2011

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

Signatures	Title	Date

/s/ Li Xipeng	Chief Executive Officer,	November 14, 2011
Li Xipeng	Principal Executive Officer and
Chairman of the Board

/s/ Li Lei	Chief Financial Officer,	November 14, 2011
Li Lei	Principal Financial and
Accounting Officer and
Director

/s/ Sun Jianhao	Director	November 14, 2011
Sun Jianhao

/s/ Huang Yuemin	Director	November 14, 2011
Huang Yuemin

/s/ Xu Huiqing	Director	November 14, 2011
Xu Huiqing

/s/ Zhang Chunxian	Director	November 14, 2011
Zhang Chunxian

/s/ Aaron Zhu	Director	November 14, 2011
Aaron Zhu