Form 10-Q
period 2011-09-30
China Infrastructure Investment CORP
filed 2011-11-14
CIK 1311369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 13, 2011 the registrant had 80,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2011	June 30, 2011

CURRENT ASSETS
Cash and cash equivalents	$785,489	$557,244
Restricted cash	9,417,044	24,265,291
Notes receivable	7,419,582	-
Accounts receivable, net of allowance for doubtful accounts of $58,230 and $57,554 at September 30, 2011 and June 30, 2011, respectively	906,387	1,476,668
Other receivables	140,376	145,791
Advances to related parties	-	8,618,665
Note receivable from a related party	7,982,625	-
Prepaid expenses	14,056	16,576
Deferred taxes, current	-	263,602
Other current assets	440,800	561,563
Total current assets	27,106,359	35,905,400

LONG-TERM ASSETS
Toll road infrastructures, net	444,511,270	442,125,289
Plant and equipment, net	15,242,104	15,278,459
Land use rights, net	45,829,791	45,826,301
Notes receivable from related parties, net of allowance for doubtful accounts of $110,919,976 and $109,536,486 at September 30, 2011 and June 30, 2011, respectively	57,840,755	57,169,593
Advance to a related party, net of allowance for doubtful accounts of $40,524,242 and $40,054,014 at September 30, 2011 and June 30, 2011, respectively	-	-
Long-term investment	3,381,075	3,341,843
Deferred taxes	3,156,867	3,301,384
Total long-term assets	569,961,862	567,042,869

TOTAL ASSETS	$597,068,221	$602,948,269

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	June 30, 2011

CURRENT LIABILITIES
Other payables and accrued liabilities	$2,421,307	$2,762,343
Short-term bank loans	11,332,864	7,735,747
Current portion of long-term bank loans	10,957,189	7,735,747
Notes payable	16,905,377	31,382,178
Payable to contractors	13,159,710	12,478,734
Deferred taxes	397,313	-
Current portion of long-term deferred revenue	113,276	111,962
Due to a related party	163,966	-
Other current liabilities	185,018	689,640
Total current liabilities	55,636,020	62,896,351

LONG-TERM LIABILITIES
Long-term bank loans	477,846,130	480,037,132
Long-term deferred revenue	6,800,128	6,751,015
Total long-term liabilities	484,646,258	486,788,147

TOTAL LIABILITIES	540,282,278	549,684,498

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 150,000,000 shares authorized, 80,000,000 shares issued and outstanding at September 30, 2011 and June 30, 2011	80,000	80,000
Additional paid-in capital	141,374,184	141,374,184
Accumulated other comprehensive income	35,447,788	34,815,258
Retained deficit (restricted portion was $43,234 at September 30, 2011 and June 30, 2011)	(120,116,029)	(123,005,671)
Total Shareholders’ Equity	56,785,943	53,263,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,068,221	$602,948,269

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010

REVENUES	$17,126,444	$13,100,836

OPERATING COSTS	1,041,765	2,226,236

DEPRECIATION AND AMORTIZATION	3,382,661	2,751,841

GROSS PROFIT	12,702,018	8,122,759

General and administrative expenses	1,065,754	1,063,388

INCOME FROM OPERATIONS	11,636,264	7,059,371

OTHER INCOME (EXPENSES)

Interest expense	(8,075,180)	(7,209,501)

Interest income from related parties	-	2,095,779

Other interest income	216,235	37,708

Other income, net	75,537	48,016

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,852,856	2,031,373

INCOME TAX EXPENSE	(963,214)	(520,868)

NET INCOME	2,889,642	1,510,505

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	632,530	3,048,929

COMPREHENSIVE INCOME	$3,522,172	$4,559,434

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.04	$0.02

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,889,642	$1,510,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	-	91,912
Depreciation and amortization	3,546,674	2,914,134
Deferred taxes	805,432	594,468
Deferred revenue	(167,261)	(157,963)
Imputed interest	137,189	131,281
Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	570,281	(494,821)
Other receivables	5,414	(28,212)
Other current assets	123,283	100,916
Increase (Decrease) In:
Other payables and accrued liabilities	(341,035)	1,332,132
Other current liabilities	(504,622)	(2,259,947)
Net cash provided by operating activities	7,064,997	3,734,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(219)	(36,068)
Decrease in payable to contractors	680,976	(2,855,148)
Increase in notes receivable	(7,402,318)	-
Increase in notes receivable from related parties for interest	-	(2,095,779)
Increase in principal of note receivable from related party	(7,982,625)	-
Decrease (increase) in advances to related parties	8,718,131	(3,809,025)
Net cash used in investing activities	(5,986,055)	(8,796,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loans	-	13,273,710
Repayments of long-term bank loans	(4,685,011)	(1,474,857)
Proceeds from short-term bank loans	3,498,142	-
Proceeds from notes payable	2,498,673	5,751,888
Repayments of notes payable	(17,309,353)	(3,535,292)
Proceeds from due to related parties	15,015,461	-
Prepayments of due to related parties	(14,851,877)	2,804,981
Restricted cash	14,848,247	(7,851,078)
Net cash (used in) provided by financing activities	(985,718)	8,969,352

NET DECREASE IN CASH AND CASH EQUIVALENTS	$93,224	$3,907,737

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010

Effect of exchange rate changes on cash	$135,021	$(114,122)
Cash and cash equivalents at beginning of period	557,244	1,267,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$785,489	$5,060,814

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$7,805,486	$6,941,592
Income taxes paid	$5,727	$23,728

See accompanying notes to the condensed consolidated financial statements.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that Annual Report.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Company has a concentration of related party receivables from Tai Ao Expressway Co., Ltd. (“Tai Ao”) as of September 30, 2011 and June 30, 2011. Also see Notes 7, and 8.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Use of Estimates (Continued)

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down of the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,840,755, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,759,489 and $40,524,242 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $84,062,938 was provided for notes receivable to Xinyang as of September 30, 2011, respectively. Also see Notes 7, 8 and 22.

(f)	Fair Value of Financial Instruments

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

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2011 and June 30, 2011.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the three months ended September 30, 2011 and 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $34,355 and $107,358 were charged to operations for the three months ended September 30, 2011 and 2010.

(n)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended September 30, 2011 and 2010.

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

	September 30, 2011	June 30, 2011	September 30, 2010

Period ended RMB:US$ exchange rate	6.3885	6.4635	-
Average RMB: US$ exchange rate for period ended	6.4034	-	6.7803

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

3.	GOING CONCERN

The Company had a working capital deficit of $28,529,661 and cash and cash equivalents of $785,489 on September 30, 2011. This was primarily due to the Company providing advances to its related parties for their highway construction and working capital. The Company currently generates its cash flow through its operating profit and borrowings from banks. During the reporting period, to increase its cash resources, the Company obtained a short-term loan of $3,498,142. The Company also had cash flow from operations of $7,064,997 for the three months ended September 30, 2011. As of the date of this report, the Company has not experienced any difficulty in raising funds through bank loans, and has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, the Company may explore new expansion opportunities and external funding sources.

The Company plans to renew short-term loans when due and obtain long-term loans, if necessary. There can be no assurance that the Company will be successful in renewing loans or obtaining new loans.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	September 30, 2011	June 30, 2011

Deposits for notes payable	$9,391,876	$24,265,291
Prepaid deposits for notes payable	25,168	-
	$9,417,044	$24,265,291

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

5.	NOTES RECEIVABLE

Notes receivable from unrelated companies consist of the following:

	September 30, 2011	June 30, 2011

Notes receivable from unrelated companies	$8,370,699	$940,081
Less: Provision for doubtful accounts	(951,117)	(940,081)
	$7,419,582	$-

On June 20, 2007, the Company loaned Pingdingshan Traffic Administration $655,403 ($835,713 and $826,015 at September 30, 2011 and June 30, 2011, respectively). The note is unsecured and was due December 20, 2007, bearing a 5.85% interest rate per annum. On December 20, 2007, the Company entered into a renewal agreement with Pingdingshan Traffic Administration, whereby the note was extended to December 20, 2008 with a 7.47% interest rate per annum. Considering the age of the note receivable has exceeded two years and the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on April 1, 2009. A full provision amounting to $835,713 was provided by the Company as of September 30, 2011.

On January 22, 2009, the Company loaned Pingdingshan Expressway Construction Co., Ltd. $104,676 ($115,404 and $114,066 at September 30, 2011 and June 30, 2011, respectively). The note is unsecured and was due January 21, 2010, and bears a 5.31% interest rate per annum. Considering the Company has never received the interest or principal from the note, the Company’s management believes there is uncertainty as to collection of the note and stopped accruing interest income on the due date. A full provision amounting to $115,404 was provided by the Company as of September 30, 2011.

On September 30, 2011, the Company loaned Henan Satellite TV Service Company $3,913,282. The note is unsecured and is due September 29, 2012, and bears a 6.56% interest rate per annum. The interest and principal will be paid to the Company on the due date.

On September 30, 2011, the Company loaned Henan Yunding Architect Construction Co., Ltd. $3,506,300. The note is unsecured and is due September 29, 2012, and bears a 6.56% interest rate per annum. The interest and principal will be paid to the Company on the due date.

There was no interest income from the notes receivable for the three months ended September 30, 2011 and 2010, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6.	ACCOUNTS RECEIVABLE

	September 30, 2011	June 30, 2011

Accounts receivable for tolling charges	$890,420	$1,454,892
Accounts receivable for rental income	74,197	79,330
	964,617	1,534,222
Less: Provision for doubtful accounts	(58,230)	(57,554)
	$906,387	$1,476,668

7.	NOTES RECEIVABLE FROM RELATED PARTIES

	September 30, 2011	June 30, 2011

Xinyang Expressway Co., Ltd.
Principal	$74,646,552	$73,780,382
Interest receivable	9,416,386	9,307,122
Less: Provision	(84,062,938)	(83,087,504)
	-	-

Henan Ruijia Industry Co., Ltd.
Interest receivable	$73,075	$72,227
Less: Provision	(73,075)	(72,227)
	-	-

Henan Hairun Trade Co., Ltd.
Interest receivable	$24,474	$24,190
Less: Provision	(24,474)	(24,190)
	-	-

Tai Ao Expressway Co., Ltd.
Principal	$75,139,104	$74,267,219
Interest receivable	9,461,140	9,351,356
Less: Provision	(26,759,489)	(26,448,982)
	57,840,755	57,169,593

Total notes receivable from related parties	$57,840,755	$57,169,593

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company would purchase at least 51% of Tai Ao. The consideration for such purchase would be settled first with the note receivable from Xinyang of $84,062,938, and the remainder in cash. If the Company successfully negotiated with Tai Ao’s shareholders, the consideration would be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummated such a transaction, the transaction would have been accounted for as an acquisition of a company under common control.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

7.	NOTES RECEIVABLE FROM RELATED PARTIES (CONTINUED)

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,840,755, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,759,489 and $40,524,242 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $84,062,938 was provided for notes receivable to Xinyang as of September 30, 2011, respectively. Also see Notes 8 and 22.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $73,075 was provided by the Company for the interest as of September 30, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $24,474 was provided by the Company for the interest as of September 30, 2011.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

8.	ADVANCES TO RELATED PARTIES

	September 30, 2011	June 30, 2011
Current advances to related parties:

Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	-	7,735,747
Henan Shenrun Venture Investment Co., Ltd.	-	874,022
Henan Hairun Trade Co., Ltd.	$-	8,896
Total current advances	-	8,618,665

Long-term advance to a related party:

Tai Ao Expressway Co., Ltd.	40,524,242	40,054,014
Less: Provision	(40,524,242)	(40,054,014)
Total long-term advance	$-	-

	$-	$8,618,665

The Company and Tai Ao Expressway Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 51% of the shares of Tai Ao. The Company made payments to suppliers on behalf of Tai Ao for the purchase of construction materials commencing in 2006 in order to assist Tai Ao with its working capital needs. Also see Note 7 for the resolution of advance to Tai Ao.

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the three months ended September 30, 2011. Also see Note 10.

The Company and Henan Shenrun Venture Investment Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 97% of the shares of Henan Shenrun Venture Investment Co., Ltd. The Company made payments to Henan Shenrun Venture Investment Co., Ltd. for its working capital needs. Henan Shenrun Venture Investment Co., Ltd. repaid the amount during the three months ended September 30, 2011.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengzhou Zhengdong Thermoelectricity Co., Ltd. The Company made payments to Zhengdong for its working capital needs. Zhengdong repaid the amount during the three months ended September 30, 2011. Also see Note 9.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

9.	NOTE RECEIVABLE FROM A RELATED PARTY

	September 30, 2011	June 30, 2011

Zhengzhou Zhengdong Thermoelectricity Co., Ltd.	$7,982,625	$-

Total	$7,982,625	$-

On September 30, 2011, Zhengdong entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $7,982,625 to Zhengdong. Such note receivable is due September 29, 2012, and bears a 6.56% interest rate per annum. The interest and principal will be paid to the Company on the due date.

10.	DUE TO A RELATED PARTY

	September 30, 2011	June 30, 2011

Henan Hairun Trade Co., Ltd.	$163,966	$-

Total	$163,966	$-

The Company borrowed working capital from Henan Hairun Trade Co., Ltd. For the three months ended September 30, 2011, the working capital borrowed from Hairun was $15,015,461 and the repayment to Hairun was $14,851,877. The balance of $163,966 at September 30, 2011 is unsecured, interest free and has no fixed repayment term.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11.	TOLL ROAD INFRASTRUCTURES, NET

Toll road infrastructures consist of the following:

	September 30, 2011	June 30, 2011

At cost:	$489,118,351	$483,442,808

Less: Accumulated depreciation	44,607,081	41,317,519
Toll road infrastructures, net	$444,511,270	$442,125,289

Depreciation expense for the three months ended September 30, 2011 and 2010 was $2,797,975 and $2,200,340, respectively. Also see Notes 2(e) and 2(h).

12.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2011	June 30, 2011
At cost:
Toll station and ancillary facilities	$11,251,552	$11,120,993
Communication and monitoring equipment	6,326,540	6,253,130
Motor vehicles	1,547,311	1,529,357
Machinery	318,948	315,247
Office equipment	748,743	739,837
	20,193,094	19,958,564
Less: Accumulated depreciation
Toll station and ancillary facilities	2,033,940	1,920,444
Communication and monitoring equipment	1,070,689	1,007,719
Motor vehicles	1,184,050	1,132,086
Machinery	205,272	193,334
Office equipment	457,039	426,522
	4,950,990	4,680,105
Plant and equipment, net	$15,242,104	$15,278,459

Depreciation expense for the three months ended September 30, 2011 and 2010 was $215,439 and $210,177, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13.	LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2011	June 30, 2011

Cost	$57,554,831	$56,886,986
Less: Accumulated amortization	11,725,040	11,060,685
Land use rights, net	$45,829,791	$45,826,301

Amortization expense for the three months ended September 30, 2011 and 2010 was $533,260 and $503,617, respectively.

Amortization expense for the next five years and thereafter is as follows:

September 30, 2012	$2,138,016
September 30, 2013	2,138,016
September 30, 2014	2,138,016
September 30, 2015	2,138,016
September 30, 2016	2,138,016
Thereafter	35,139,711
Total	$45,829,791

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

14.	LONG-TERM INVESTMENT

	September 30, 2011		June 30, 2011
	Ownership Interest	Net Book Value	Ownership Interest	Net Book Value

At cost:
Pingdingshan City Credit Corporation	1.62%	$3,381,075	2.79%	$3,341,843

The Company invested in Pingdingshan City Credit Corporation (“PCCC”), a commercial banking corporation established in 2005 by purchasing a 3% equity interest (10 million shares) for RMB 10 million (approximately $1.3 million) in December 2005. During the year 2009 and 2010, after PCCC increased its share capital, the Company’s share of the total equity interest in PCCC was diluted to 2.03%.

On March 1, 2011, pursuant to an agreement, the Company purchased an additional 0.77% equity interest in PCCC (10.8 million shares) from Tai Ao and obtained the share certificates on March 26, 2011. The consideration for the transaction was $1,648,830 (RMB 1.00 or $0.15 per share). After PCCC increased its share capital, the Company held 1.62% of the total equity interest in PCCC as of September 30, 2011.

As of September 30 and June 30, 2011, the Company does not have more than a 20% interest in the investment and does not exercise significant influence over the investee. The Company accounts for the investment under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. No dividend income was recognized for the three months ended September 30, 2011 and 2010.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

15.	SHORT-TERM BANK LOANS

Short-term bank loans as of September 30 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Loan from China Citic Bank, due January 9, 2012, monthly interest only payments at 6.941% per annum, co-secured by Tai Ao Expressway Co., Ltd., the Chief Executive Officer Mr. Li Xipeng, and Henan Shengrun Venture Investment Management Co., Ltd. Also see Note 21.	7,826,564	7,735,747

Loan from Pingdingshan Bank, due September 7, 2012, monthly interest only payments at 9.184% per annum, secured by Henan Shengrun Venture Investment Management Co., Ltd.	3,506,300	-

Total short-term bank loans	$11,332,864	$7,735,747

Interest expense for the three months ended September 30, 2011 and 2010 was $154,487 and $211,233, respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

16.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	September 30, 2011	June 30, 2011

Loan from National Development Bank of China Henan Branch, due May 20, 2017, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every 6 months in 20 unequal installments from November 2007, and interest is paid quarterly.	$87,657,510	$86,640,365

Loan from Agricultural Bank of China, due July 20, 2017, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments from February 2010, and interest is paid monthly.	21,914,377	24,754,390

Loan from Agricultural Bank of China, due February 20, 2019, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every year in 10 equal installments, and interest is paid monthly.	28,175,628	29,395,838

Loan from Industrial and Commercial Bank of China Pingdingshan Branch, due November 19, 2019, 5.76% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is repaid every year in 26 unequal installments from November 2007, and interest is paid monthly.	174,645,065	172,618,550

Loan from National Development Bank of China Henan Branch, due November 28, 2022, 6.40% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid every 6 months in 12 unequal installments from May 2017, and interest is paid quarterly.	156,531,267	154,714,938

Loans from China Construction Bank, due August 17, 2013, 5.13% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity, and interest is paid monthly.	14,087,814	13,924,344

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

16.	LONG-TERM BANK LOANS (CONTINUED)

	September 30, 2011	June 30, 2011

Loans from China Construction Bank, due December 31, 2013, the monthly interest only payments at a 5.5575% interest rate per annum, secured by the toll road operating right owned by the Company. Principal is to be repaid at maturity.	5,791,658	5,724,454
Total long-term bank loans	488,803,319	487,772,879
Less: current portion	10,957,189	7,735,747

Long-term portion	$477,846,130	$480,037,132

For the three months ended September 30, 2011 and 2010, interest expense was $7,510,635 and $6,731,447, respectively. No interest was capitalized as a component of construction costs during the reporting periods.

According to the loan agreements with National Development Bank of China Henan Branch, the bank has the right to demand repayment of the loans in full if the Company provides any guarantees to other third party debt that exceeds 70% of the Company’s total assets. As of September 30, 2011, the guarantees provided by the Company to other third party debt did not exceed 70% of the Company’s total assets.

The repayment schedule for the long-term bank loans is as follows:

September 30, 2012	$10,957,189
September 30, 2013	53,771,621
September 30, 2014	41,286,687
September 30, 2015	35,495,030
September 30, 2016	28,964,546
Thereafter	318,328,246
Total	$488,803,319

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

17.	NOTES PAYABLE

	September 30, 2011	June 30, 2011

Bank acceptance notes	16,592,314	31,382,178
Commercial acceptance notes	313,063	-

Total	$16,905,377	$31,382,178

Notes payables of $14,400,877 were issued to the Company’s contractors through Shanghai Pudong Development Bank; notes payables of $2,191,437 were issued through China Citic Bank; notes payables of $313,063 were third party acceptance notes issued to Zhengzhou Yihe Hospital.

Notes payable as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Notes payable issued on June 29, 2011 and due December 29, 2011	14,400,877	14,233,774

Notes payable issued on September 9, 2011 and due March 9, 2012	2,191,437	-

Notes payable issued on July 20, 2011 and due November 10, 2011	313,063	-

Notes payable issued before June 30, 2011 and repaid on their due dates	-	17,148,404

Total	$16,905,377	31,382,178

Restricted cash of $9,391,876 and $24,265,291 collateralized the notes at September 30, 2011 and June 30, 2011, respectively. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on their loan transaction.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

18	LONG-TERM DEFERRED REVENUE

	September 30, 2011	June 30, 2011

Long-term deferred revenue	$15,789,112	$15,771,607
Imputed interest discount	(8,875,708)	(8,908,630)
Total	6,913,404	6,862,977
Less: current portion	113,276	111,962

Long-term portion	$6,800,128	$6,751,015

On January 1, 2006, the Company rented four gas stations to Petro China Company Limited Pingdingshan Branch (“PCCL”) for 30 years. The Company received the entire 30 year rental fee of $5,372,708 from PCCL in 2006. The amount received was net of business tax.

The Company imputed interest on the amount using an 8% discount rate, under the effective interest rate method. The rental income recognized during the three months ended September 30, 2011 and 2010 was $161,752 and $152,760 respectively. The imputed interest for the three months ended September 30, 2011 and 2010 was $137,189 and $131,281, respectively.

On August 1, 2009, the Company rented communication channels along the expressway to China Mobile Company Limited Pingdingshan Branch for 15 years. The total rental fee is $309,782, which is paid in 3 installments of $103,261 in July every 5th year for 15 years. The amount received was before tax. The Company amortized deferred revenue under the straight-line method. The rental income recognized for the three months ended September 30, 2011 and 2010 was $5,510 and $5,203 respectively.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

19.	SERVICE ZONE DEFERRED REVENUE

	September 30, 2011	June 30, 2011

Jiaxin Shitong Highway Service Management Limited Company	$7,827	$54,150
Xinle Huitong Enterprise and Service Management Co., Ltd.	7,304	50,541

Total	$15,131	$104,691

On June 26, 2010, the Company rented the West Pingdingshan Service Zone to Jiaxin Shitong Highway Service Management Limited Company for five years beginning October 16, 2010. The total rental fee is $928,290, and is payable in 5 annual installments of $181,056. The Company amortized revenue under the straight-line method. The rental income recognized during the three months ended September 30, 2011 was $46,850.

On June 26, 2010, the Company rented the West Pingdingshan and Ruzhou Service Zone to Xinle Huitong Enterprise and Service Management Co., Ltd. for five years beginning October 16, 2010. The total rental fee is $866,404, and is payable in 5 annual installments of $168,985. The Company amortized revenue under the straight-line method. The rental income recognized during the three months ended September 30, 2011 was $43,727.

The service zone deferred revenue is included in other current liabilities in the condensed consolidated balance sheets at September 30, 2011 and June 30, 2011.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

20.	INCOME TAX

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

ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011, the Company did not have a liability for unrecognized tax benefits.

Income tax expense is summarized as follows:

	Three Months Ended September 30,
	2011	2010
Current	$117,901	$-
Deferred	845,313	520,868
Income tax expense	$963,214	$520,868

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	Three Months Ended September 30,
	2011	2010
Computed “expected” expense	$963,214	$507,843
Valuation allowance	-	13,025
Income tax expense	$963,214	$520,868

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

20.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

Current portion:	September 30, 2011	June 30, 2011

G&A expenses	$756,667	$737,344
Interest expense	-	254,899
Road maintenance costs	250,284	464,535
Other expenses	162,841	133,161
Payroll expenses	-	64,416
Bad debts	30,647	30,292
US loss carry forward	242,352	236,102
Valuation allowance	(242,352)	(236,102)
Total deferred tax assets	1,200,439	1,684,647

Sales cut-off	(1,328,797)	(1,191,430)
Interest income	397	-
Interest expense	(62,375)	(53,923)
Consulting fees	(3,451)	(3,411)
Other expenses	(203,526)	(172,281)
Total deferred tax liabilities	(1,597,752)	(1,421,045)

Net current deferred tax (liabilities) assets	$(397,313)	$263,602

Non-current portion:

Rental income	$124,291	$130,229
Capitalized interest	2,393,678	2,365,902
Amortization	2,931,260	2,765,171
Bad debts	2,884,088	2,850,623
Total deferred tax assets	8,333,317	8,111,925

Depreciation	(5,176,450)	(4,810,541)
Total deferred tax liabilities	(5,176,450)	(4,810,541)

Net non-current deferred tax assets	$3,156,867	$3,301,384

As of September 30, 2011, the U.S. loss-carried-forward is $242,352. The net operating loss carry forward will expire in 2030. The Company estimated that there will not be sufficient profits available within the loss-carried-forward period and the loss-carried-forward will not be realized and therefore has reserved the entire amount.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

21.	CONTINGENCIES

Litigation

From time to time the Company is involved in litigation primarily resulting from construction contract disputes. In the management’s opinion, they do not believe the outcome of such litigation will, individually or in the aggregate, have a material adverse effect on the Company's financial position.

Guarantee

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,174,532). The guarantee period is from September 1, 2010 to December 31, 2011.  As of September 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,826,564), due September 15, 2012 and this was also guaranteed by the Company.

Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,826,564 to the Company. Also see Note 15.
The Company’s management considered the risk of default by Tai Ao as remote, and therefore no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2011. No fee was paid to Tai Ao for its guarantee.

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

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

21.	CONTINGENCIES (CONTINUED)

NASDAQ Listing (Continued)

On October 17, the Company received another letter from Nasdaq regarding additional staff determination on public interest concerns under Listing Rule 5101.1 Nasdaq staff believes that the Company failed to undertake sufficient efforts to collect the amounts due on the related party loans and advances, instead accepting rights to control a separate related party, the value of which was much less than the outstanding principal and interest balances. Nasdaq staff believes the failure to aggressively pursue collection efforts, and the subsequent transactions, were done for the benefit of Li Xipeng, the Company’s Chief Executive Officer and largest shareholder, and to the detriment of non-affiliated shareholders. Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

The Company rebutted Nasdaq's additional determination in writing on October 21, 2011.

The Company's legal counsel and independent director attended a Nasdaq Listing Qualification Hearing on October 27, 2011 in Washington, DC which was also attended by two independent Listing Hearing Panelists appointed by the Nasdaq and Nasdaq staff. The hearing results are pending as of the filing of this Form 10-Q.

CHINA INFRASTRUCTURE INVESTMENT CORPORATIONAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

22.	SUBSEQUENT EVENT

On October 10, 2011, the Company entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”), which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd.. According to the arrangements, the Company acquired a 51% equity interest of Simian by a series of variable interest entity (“VIE”) contractual arrangements, which will be settled with the note receivable from Tai Ao of $57,169,593. The consolidation of Simian as a variable interest entity will be in accordance with the audited historical cost basis of the net assets of Simian at the purchase date. The Company will account for the transaction as an acquisition of a company under common control. Also see Note 7.

The following unaudited pro forma information for the three months ended September 30, 2011 and 2010 have been prepared as if the acquisition had occurred on July 1, 2011 and 2010. The information is based on accounting for the business acquisition as an acquisition of a company under common control. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Unaudited Pro Forma Combined Three Months Ended September 30,
	2011	2010

Revenues	$17,126,444	$13,100,836

Income from Operations	11,518,414	7,044,059

Net Income	$2,859,160	$1,494,960

Net Income Per Share
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted Average Number of Shares Outstanding
Basic	80,000,000	80,000,000
Diluted	80,000,000	80,000,000

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

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,840,755, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,759,489 and $40,524,242 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $84,062,938 was provided for notes receivable to Xinyang as of September 30, 2011, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include restricted cash, accounts receivable, notes receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term bank loans, payable to contractors, other current liabilities and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term bank loans and deferred revenue are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The Company’s fair value of long-term bank loans and deferred revenue was not significantly different from the carrying value at September 30, 2011 and June 30, 2011.

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

Impairment of Long-Lived Assets

We periodically review the carrying amounts of long-lived assets including toll road infrastructures, property, plant and equipment, land use rights, long-term investment and long-term deferred assets with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There were no impairments for the three months ended September 30, 2011 and 2010.

Related Party Transactions

The Company considers parties to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Relationship between the Company and related parties without controlling relationships are as follow:

Company name	Relationship with the Company

Tai Ao Expressway Co., Ltd. (“Tai Ao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 51% owner of Tai Ao.

Xinyang Expressway Co., Ltd. (“Xinyang”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 100% owner of Xinyang.

Henan Ruijia Industry Co., Ltd. (“Ruijia”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 60% owner of Ruijia.

Henan Hairun Trade Co., Ltd. (“Hairun”)	Substantially controlled by the Vice President of Operations of the Company

Henan Shenrun Venture Investment Co.Ltd. (“Shenrun”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 97% owner of Shenrun.

ZhengZhou Zhengbian Heat Ltd. (“Zhengbian Heat”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian Heat.

Xinyang Hongqiao Heat Co., Ltd. (“Hongqiao”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 92% owner of Hongqiao.

Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengdong.

Zhengzhou Zhengbian Tap Water Co., Ltd.(“Zhengbian”)	Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is the Chairman and 80% owner of Zhengbian.

The material related party transactions of the Company mainly relate to borrowings and loans for working capital needs, which are disclosed as follows:

On September 27, 2009, the board of directors of the Company approved a share purchase resolution. Pursuant to a letter of intent dated September 27, 2009, the Company would purchase at least 51% of Tai Ao. The consideration for such purchase would be settled first with the note receivable from Xinyang of $84,062,938, and the remainder in cash. If the Company successfully negotiated with Tai Ao’s shareholders, the consideration would be determined in accordance with the audited net assets of Tai Ao at the purchase date. If the Company consummated such a transaction, the transaction would have been accounted for as an acquisition of a company under common control.

On July 11, 2011, the Company filed a board minute resolution to finalize the plan to resolve the notes receivable from and advances to the related parties Tai Ao and Xinyang. According to the minute, the management does not believe that Tai Ao and Xinyang will have sufficient cash flow to repay both principal and interests of the notes receivable and advance. Therefore, a write down on the balance of notes receivable from and advance to Tai Ao and Xinyang was approved. The bad debt was provided based on management’s best estimate of the realizable amount resulting from the lack of government approval of the acquisition of Tai Ao and deteriorating operations of Tai Ao, which resulted in the inability to pay the balances. On October 10, 2011, the Company entered into contractual agreements with the shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”). Pursuant to the arrangements, the Company will acquire a 51% equity interest in Simian, which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd. The consideration for such purchase would be settled with the note receivable from Tai Ao of $57,840,755, which is the Company’s current estimate of 51% equity interest of the audited net assets of Simian on a historical cost basis. A provision amounting to $26,759,489 and $40,524,242 was provided by the Company for the notes receivable from and advance to Tai Ao, and a provision amounting to $84,062,938 was provided for notes receivable to Xinyang as of September 30, 2011, respectively.

On April 12, 2009, Henan Ruijia Industry Co., Ltd. (“Ruijia”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $2,191,445 to Ruijia. Such note receivable was due April 11, 2010, and bears a 5.31% interest rate per annum. The principal and the interest were payable at maturity. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $73,075 was provided by the Company for the interest as of September 30, 2011.

On July 28, 2009, Henan Hairun Trade Co., Ltd. (“Hairun”) entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $1,465,975 to Hairun. Such note receivable was due July 27, 2010, and bears a 5.31% interest rate per annum. On November 12, 2009, the Company received the principal of such note receivable. Considering the Company has never received the interest from the note, the Company’s management believes there is uncertainty as to collection of the interest income. A full provision amounting to $24,474 was provided by the Company for the interest as of September 30, 2011.

The notes receivable were provided to these companies for their construction and operation working capital. Tai Ao, Xinyang and Ruijia are related to the Company through a common shareholder of the Company. Hairun is a trading company substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The notes receivable are interest bearing and unsecured

Henan Hairun Trade Co., Ltd. is substantially controlled by Ms. Lin Jie, the Vice President of Operations of the Company. The Company made payments to Hairun for its working capital needs. Hairun repaid the amount during the three months ended September 30, 2011.

The Company and Henan Shenrun Venture Investment Co., Ltd. have the same chairman, Li Xipeng. Li Xipeng owns 97% of the shares of Henan Shenrun Venture Investment Co., Ltd. The Company made payments to Henan Shenrun Venture Investment Co., Ltd. for its working capital needs. Henan Shenrun Venture Investment Co., Ltd. repaid the amount during the three months ended September 30, 2011.

The Company and Zhengzhou Zhengdong Thermoelectricity Co., Ltd. (“Zhengdong”) have the same chairman, Li Xipeng. Li Xipeng owns 80% of the shares of Zhengdong. The Company made payments to Zhengdong for its working capital needs. Zhengdong repaid the amount during the three months ended September 30, 2011.

On September 30, 2011, Zhengdong entered into an agreement with the Company. Pursuant to the agreement, the Company provided a note receivable for $7,982,625 to Zhengdong. Such note receivable is due September 29, 2012, and bears a 6.56% interest rate per annum.

The Company borrowed working capital from Henan Hairun Trade Co., Ltd. For the three months ended September 30, 2011, the working capital borrowed from Hairun was $15,015,461 and the repayment to Hairun was $14,851,877. The balance of $163,966 at September 30, 2011 is unsecured, interest free and has no fixed repayment term.

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

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,174,532). The guarantee period is from September 1, 2010 to December 31, 2011.  As of September 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,826,564), due September 15, 2012 and this was also guaranteed by the Company. Associated with the corporate guarantee, Tai Ao also provided a cross guarantee for bank loans of $7,826,564 to the Company.

Tai Ao generally finances its operations through operating profits and a combination of borrowings from banks. As of September 30, 2011, Tai Ao has not experienced any difficulty in raising funds through bank loans, or any difficulty in repaying bank loans when they fall due. Therefore, the Company’s management considers the risk of default by Tai Ao as remote, and no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2011. No fee was paid to Tai Ao for its guarantee.

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

On October 17, the Company received another letter from Nasdaq regarding additional staff determination on public interest concerns under Listing Rule 5101.1 Nasdaq staff believes that the Company failed to undertake sufficient efforts to collect the amounts due on the related party loans and advances, instead accepting rights to control a separate related party, the value of which was much less than the outstanding principal and interest balances. Nasdaq staff believes the failure to aggressively pursue collection efforts, and the subsequent transactions, were done for the benefit of Li Xipeng, the Company’s Chief Executive Officer and largest shareholder, and to the detriment of non-affiliated shareholders. Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

The Company rebutted Nasdaq's additional determination in writing on October 21, 2011.

The Company's legal counsel and independent director attended a Nasdaq Listing Qualification Hearing on October 27, 2011 in Washington, DC which was also attended by two independent Listing Hearing Panelists appointed by the Nasdaq and Nasdaq staff. The hearing results are pending as of the filing of this Form 10-Q.

Recent Accounting Pronouncements

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for the years indicated, in dollars and as a percentage of revenues.

	Three Months Ended September 30, (Unaudited)		Three Months Ended September 30, (Unaudited)
	2011	2010	2011	2010

Revenues	17,126,444	13,100,836	100.0%	100.0%
Operating costs	1,041,765	2,226,236	6.1%	17.0%
Depreciation and amortization	3,382,661	2,751,841	19.8%	21.0%
Gross profit	12,702,018	8,122,759	74.1%	62.0%
General and administrative expenses	1,065,754	1,063,388	6.2%	8.1%
Income from operations	11,636,264	7,059,371	67.9%	53.9%
Interest income from related parties	-	2,095,779	-	16.0%
Other interest income	216,235	37,708	1.3%	0.3%
Interest expense	8,075,180	7,209,501	47.1%	55.0%
Other income, net	75,537	48,016	0.4%	0.4%
Income from operations before income taxes	3,852,856	2,031,373	22.5%	15.5%
Income tax expense	963,214	520,868	5.6%	4.0%
Net income	2,889,642	1,510,505	16.9%	11.5%

Revenues

Our revenues are derived from the operation of the Pinglin Expressway. Our revenues increased by approximately $4.0 million, or 30.7%, from approximately $13.1 million for the three months ended September 30, 2010 to approximately $17.1 million for the three months ended September 30, 2011. The increase was mainly due to the following:

1) The converted average daily traffic volume, a guideline specifically used in the toll road industry to evaluate operational performance, increased 3,228 units, or 21.2%, from 15,240 units for the three months ended September 30, 2010 to 18,468 units for the three months ended September 30, 2011.

2) Pinglin Expressway is part of Ningnuo Expressway, which intersects and is a part of the Lianhuo Expressway (the main freight channel from east to west) at Luoyang. Due to the rebuilding of the Lianhuo Expressway, which finished in October 2010, trucks chose alternative routes for part of fiscal year 2010 and the first quarter of fiscal year 2011. Upon completion of the construction, trucks chose our Expressway because of the improved road conditions and additional traffic lanes. With the completion of the rebuilding of the Lianhuo Expressway, the traffic volume of the Expressway returned back to normal volume. As a result, the long-haul truck flow through Pinglin Expressway for the three months ended September 30, 2011 increased approximately 21% compared to the same period in 2010.  Thus, the revenues increased accordingly.

3) With the continuous development of the domestic economy, the coal demand for industry increased. Therefore, the weight and flow rate of trucks carrying coal through Pinglin Expressway increased accordingly.

Operating Costs

Our operating costs mainly represent the road maintenance costs, road management costs and labor costs associated with the toll operations. Our operating costs decreased by approximately $1.2 million, or 53.2%, from approximately $2.2 million for the three months ended September 30, 2010 to approximately $1.0 million for the three months ended September 30, 2011. The decrease is mainly due to the decrease in the specific project costs. The Company had two special maintenance projects for the repair and evenness of the road surface in order to satisfy a State Highway Management Bureau inspection during the year ended June 30, 2011, which caused the increase in maintenance cost for the three months ended September 30, 2010. This maintenance cost did not occur for the three months ended September 30, 2011. Thus, the operating costs decreased accordingly.

Depreciation and Amortization

Depreciation of toll road infrastructures is calculated on a units-of-usage basis. The Company recorded the depreciation based on the ratio of actual traffic volume during the period compared to the total expected traffic volume of the toll roads during the estimated operation licensing period.

Our total depreciation and amortization related to toll operations increased by approximately $0.6 million, or 22.9%, from approximately $2.8 million for the three months ended September 30, 2010 to approximately $3.4 million for the three months ended September 30, 2011. The increase was mainly due to that the converted average daily traffic volume increased 3,228 units, or 21.2%, from 15,240 units for the three months ended September 30, 2010 to 18,468 units for the three months ended September 30, 2011.

Gross Profit

Our gross profit increased by approximately $4.6 million, or 56.4%, from approximately $8.1 million for the three months ended September 30, 2010 to approximately $12.7 million for the three months ended September 30, 2011. Such gross profit increase is primarily due to the increase in our revenues and decrease in our operating cost, partially offset by the increase in depreciation and amortization expenses.

Gross profit as a percentage of revenues increased from 62.0% for the three months ended September 30, 2010 to 74.2% for the three months ended September 30, 2011 as a result of the explanation above.

General and Administrative Expenses

Our general and administrative expenses mainly represent employee payroll and welfare, traveling expenses, vehicle gasoline and maintenance costs, entertainment expenses, consulting fees, provisions for doubtful accounts and miscellaneous taxes. General and administrative expenses increased by approximately $0.02 million, or 0.2%, from approximately $1.063 million for the three months ended September 30, 2010 to approximately $1.065 million for the three months ended September 30, 2011.

Interest Income and Expense

Interest income from related parties decreased by approximately $2.1 million, or 100.0%, from approximately $2.1 million for the three months ended September 30, 2010 to $0 million for the three months ended September 30, 2011. The decrease is primarily due to the Company’s management decision to cease to accrue the interest income from notes receivable from related parties from October 1, 2010.

Interest expense increased by approximately $0.9 million, or 12.0%, from approximately $7.2 million for the three months ended September 30, 2010 to approximately $8.1 million for the three months ended September 30, 2011. This increase is primarily due to the increase in the floating interest rate for the three months ended September 30, 2011.

Income Tax Expense

Income tax expense increased by approximately $0.4 million, or 84.9%, from approximately $0.5 million for the three months ended September 30, 2010 to approximately $0.9 million for the three months ended September 30, 2011, as a result of the increase in our income. Our effective tax rate was 25% and 26% for the three months ended September 30, 2011 and 2010, respectively.

Net Income

Our net income increased by approximately $1.4 million, or 91.3%, from approximately $1.5 million for the three months ended September 30, 2010 to approximately $2.9 million for the three months ended September 30, 2011. This increase is primarily due to the increase in our revenues and the decrease in operating costs, partially offset by the increase in depreciation and amortization expenses and interest expenses.

Liquidity and Capital Resource

Going Concern

We had a working capital deficit of $28,529,661 and cash and cash equivalents of $785,489 on September 30, 2011. This was primarily the result of providing advances to our related parties for their highway construction and working capital. We currently generate cash flow through our operating profit and borrowings from banks. During the reporting period, to increase our cash resources, we obtained a short-term loan of $3,498,142. We also had cash flow from operations of $7,064,997 for the three months ended September 30, 2011. As of the date of this report, we have not experienced any difficulty in raising funds through bank loans, and have not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they fall due. To improve liquidity, we may explore new expansion opportunities and external funding sources.

We plan to renew short-term loans when due and obtain long-term loans, if necessary. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

We generally finance our operations through, to a substantial extent, from operating profit and a combination of borrowings from banks. We use cash generated from operations and bank borrowings to pay current liabilities. To increase our cash resources, we will renew short-term loans when due and obtain long-term loans, if necessary.

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

The following table sets forth the summary of our cash flow, in dollars, for the three months ended September 30 indicated:

	Three Months Ended September 30 (Unaudited)
	2011	2010
Net cash provided by operating activities	$7,064,997	$3,734,405

Net cash used in investing activities	(5,986,055)	(8,796,020)

Net cash (used in) provided in financing activities	(985,718)	8,969,352

Net decrease in cash and cash equivalents	93,224	3,907,737

Effect of exchange rate changes on cash	135,021	(114,122)

Cash and cash equivalents at beginning of period	557,244	1,267,199

Cash and cash equivalents at end of period	$785,489	$5,060,814

Operating Activities

Net cash provided by operating activities was approximately $7.1 million for the three months ended September 30, 2011, as compared to $3.7 million for the three months ended September 30, 2010. This increase is primarily due to the increase in our net income of approximately $1.4 million due to the increase of converted average daily traffic volume for the three months ended September 30, 2011. In addition, cash used in settling other current liabilities decreased from approximately $2.3 million to $0.5 million for the three months ended September 30, 2011.

Investing Activities

Net cash used in investing activities was approximately $6.0 million for the three months ended September 30, 2011 as compared to approximately $8.8 million for the three months ended September 30, 2010. The change is primarily due to the fact that (a) we provided an additional $7.4 million notes receivables to two unrelated companies for their assistance in obtaining financing for the three months ended September 30, 2011; (b) we ceased to accrue the interest income from notes receivable from related parties for the three months ended September 30, 2011, which was approximately $2.1 million accrued for the three months ended September 30, 2010; (c) we provided an additional $8.0 million notes receivables to related parties and received approximately $8.7 million advance to related parties for the three months ended September 30, 2011; (d) we settled less payables to contractors of approximately $3.5 million for the three months ended September 30, 2011, which was mainly due to that we arranged a lot of settlement and payment to contractors for the three months ended September 30, 2010 with the final settlement of the toll road construction, and the increase of approximately $4.0 million payable to contractors at September 30, 2011 with the settlement of special maintenance projects.

Financing Activities

Net cash used in financing activities was approximately $1.0 million for the three months ended September 30, 2011 as compared to net cash provided of approximately $9.0 million for the three months ended September 30, 2010. Such change is primarily due to the fact that (a) we received $3.5 million in proceeds from short-term bank loans due to working capital needs for the three months ended September 30, 2011 as compared to $13.3 million in proceeds from long-term bank loans the three months ended September 30, 2010; and (b) the repayment of long-term bank loans increased approximately $3.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; and (c) the restricted cash increased approximately $22.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; (d) the repayment of notes payable increased approximately $13.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Working Capital

Our working capital decreased by approximately $1.5 million from a deficit of approximately $27.0 million as of June 30, 2011 to a deficit of approximately $28.5 million as of September 30, 2011. The negative working capital of the Company as of September 30, 2011 and June 30, 2011 is primarily due to the Company providing advances to its related parties for their highway construction and working capital.

The Company currently generates its cash flow through operations and bank loans, and the Company believes that its cash flow generated from operations and the renewal of existing bank loans and proceeds from new loans will be sufficient to sustain operations for the next twelve (12) months. The Company also had cash flow from operations of approximately $7.1 million for the three months ended September 30, 2011. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

  Capital Expenditures

We made capital expenditures of approximately $0 and $0 million for the three months ended September 30, 2011 and 2010, respectively. Capital expenditures principally consisted of toll road infrastructures, toll stations and ancillary facilities, communication and monitoring equipment and other equipment related to our toll operations. If we are permitted to construct and operate a new toll road or invest in other toll road companies, we may require additional funds.

Off-Balance Sheet Arrangements

The Company entered into a guarantee agreement with China Citic Bank Zhengzhou Branch (the “Bank”). Pursuant to the agreement, the Company provided corporate guarantees for bank loans to Tai Ao, with a debt ceiling of Rmb 65 million (approximately $10,174,532). The guarantee period is from September 1, 2010 to December 31, 2011.  As of September 30, 2011, Tai Ao borrowed Rmb 50 million (approximately $7,826,564), due September 15, 2012 and this was also guaranteed by the Company.

On October 10, 2011, the Company entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with shareholder of Zhengzhou Simian Real Estate Co., Ltd (“Simian”), which is wholly owned by Henan Shenrun Real Estate Co., Ltd. Li Xipeng, the Chief Executive Officer, Chairman and significant shareholder of the Company is a 51% owner of Henan Shenrun Real Estate Co., Ltd.. According to the arrangements, the Company acquired a 51% equity interest of Simian by a series of variable interest entity (“VIE”) contractual arrangements, which will be settled with the note receivable from Tai Ao of $57,169,593. The consolidation of Simian as a variable interest entity will be in accordance with the audited historical cost basis of the net assets of Simian at the purchase date. The Company will account for the transaction as an acquisition of a company under common control.

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

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	By:	/s/ Li Xipeng
Name: Li Xipeng
Chief Executive Officer, Principal
Executive Officer and Chairman of the Board

Date: November 14, 2011	By:	/s/ Li Lei
Name: Li Lei
Chief Financial Officer, Principal Financial and Accounting Officer and Director